Form 10-K
period 2003-12-31
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2004-03-30
CIK 1261679, 1261680

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                                                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

    0001261679      MSW Energy Holdings LLC      Delaware        14-1873119
    0001261680      MSW Energy Finance Co.,      Delaware        20-0047886
                             Inc.
 Commission File    (Exact name of each      (State or other  (I.R.S. Employer
      Number       registrant as specified   jurisdiction of   Identification
                        in its charter)      incorporation or      Number)
                                               organization)

                        c/o American Ref-Fuel Company LLC
                             155 Chestnut Ridge Road
                           Montvale , New Jersey 07645
                             Phone No. 800-727-3835
 (Address, including zip code, and telephone number, including area code, of the registrants' principal executive offices)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
MSW Energy Holdings LLC:        yes  [  ]   no  [X]
MSW Energy Finance Co., Inc:     yes  [  ]   no  [X]

Aggregate market value of voting and non-voting common stock held by nonaffiliates:
MSW Energy Holdings LLC:      None
MSW Energy Finance Co., Inc:   None

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.
MSW Energy Holdings LLC:     None
MSW Energy Finance Co., Inc:  100 shares of Common Stock

Documents Incorporated by Reference:  None

MSW Energy Finance Co., Inc. meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                  DEFINITIONS

"Allied" refers to Allied Waste Industries, Inc.
"Acquisition" refers to the agreement by MSW Energy Holdings to acquire Duke's
     50% membership interest in Ref-Fuel Holdings.
"AIGGIG" refers to AIG Global Asset Management Holdings Corp.
"American Ref-Fuel" refers to American Ref-Fuel Company LLC.
"ARC" refers to American Ref-Fuel Company LLC.
"ARC operating companies" refers to the subsidiaries of ARC that operate the WTE facilities.
"BFI" refers to Browning Ferris Industries, Inc.
"CSFB Private Equity" refers to Credit Suisse First Boston Private Equity, Inc. "Duke" refers to Duke Energy Corporation.
"Duke Capital" refers to Duke Capital LLC.
"Equalization Transactions" refers to the proposed transactions pursuant to which CSFB Private Equity affiliates will collectively own a 59.88% indirect interest in Ref-Fuel Holdings and Highstar, Highstar I and Highstar II will collectively own a 39.92% indirect interest in Ref-Fuel Holdings.
"Erie" refers to Duke Energy Erie, LLC.
"HENS" refers to Hempstead, Essex, Niagara and Seconn, a series of partnerships owned by Allied and Ref-Fuel Holdings.
"Highstar" refers to Highstar Renewable Fuels  LLC.
"Highstar I" refers to Highstar Renewable Fuels I LLC.
"Highstar II" refers to Highstar Renewable Fuels II LLC.
"Hudson" refers to MSW Energy Hudson LLC.
"Investors" refers to Allied and Ref-Fuel Holdings as investors in the HENS. "LLC Agreement" refers to the limited liability company agreement of MSW Energy
     Holdings, dated June 24, 2003.
"MSW Acquisition" refers to MSW Energy Acquisition LLC.
"MSW Energy II" refers to MSW Energy Holdings II LLC.
"MSW Energy Holdings" refers to MSW Energy Holdings LLC.
"MSW Energy Finance" refers to MSW Energy Finance Co., Inc.
"MSW Merger" refers to MSW Merger LLC.
"MSW Transactions" refers to the June 30, 2003 acquisition by MSW Energy
     Holdings of Duke's 49.8% interest in American Ref-Fuel Holdings and the December 12, 2003 merger of MSW Merger into UAE Holdings, resulting in the transfer of UAE's 50% interest in Ref-Fuel Holdings LLC being transferred to MSW Energy II.
"Recapitalization" refers to the recapitalization of the HENS.
"Redemption" refers to the redemption of Allied's interest in the HENS. "Ref-Fuel Holdings" refers to Ref-Fuel Holdings LLC.
"Senior Notes" refers to the 8 1/2 % Senior Secured Notes due 2010 of MSW Energy Holdings.
"UAE" refers to United American Energy Corp.
"UAE Holdings" refers to United American Energy Holdings Corp.
"WTE" refers to the waste-to-energy business in which municipal waste is combusted to produce energy.

                                                           Table of Contents




Part I.........................................................................1
Item 1. Business...............................................................1
Item 2.  Properties............................................................7
Item 3.  Legal Proceedings.....................................................8
Item 4.  Submission of Matters to a Vote of Security Holders...................8
PART II........................................................................8
Item 5.  Market for Registrants' Common Equity and Related
     Stockholder Matters and Purchases of Equity Securities....................8
Item 6.  Selected Financial Data...............................................8
Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................11
Item 7A.  Quantitative and Qualitative Disclosures about
     Market Risk..............................................................29
Item 8. Financial Statements and Supplementary Data...........................30
Item 9. Changes in and Disagreements with Accountants on
     Financial Disclosure.....................................................82
Item 9A.  Controls and Procedures.............................................82
PART III......................................................................82
Item 10.  Directors and Executive Officers of the Registrant..................82
Item 11.  Executive Compensation..............................................84
Item 12.  Security Ownership of Certain Beneficial Owners
     and Management...........................................................84
Item 13.  Certain Relationships and Related Transactions......................85
Item 14.  Principal Accountant Fees and Services..............................86
     Part IV..................................................................86
Item 15.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K..............................................................86

SIGNATURES

SAFE HARBOR STATEMENT
This Form 10-K contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Part II, Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions

Part I

Item 1. Business

                                                           COMPANY OVERVIEW

     The terms "we," "our," "ours" and "us" refer only to MSW Energy Holdings; the terms "American Ref-Fuel" and "ARC" refer to American Ref-Fuel Company LLC; and the term "Ref-Fuel Holdings" refers to Ref-Fuel Holdings LLC.

Overview

     We were formed in June 2003 as a Delaware limited liability company for the purpose of acquiring a 50% indirect membership interest in Ref-Fuel Holdings LLC (formerly Duke/UAE Ref-Fuel LLC) (the "Acquisition"). At the initial closing on June 30, 2003, we acquired MSW Energy Hudson LLC (or Hudson), which holds a 49.8% membership interest in Ref-Fuel Holdings. We have agreed to acquire Duke Energy Erie, LLC (or Erie), a wholly-owned subsidiary of Duke that holds an additional 0.2% membership interest in Ref-Fuel Holdings within two years and six months after our purchase of Hudson. We currently own 49.8%, and have voting control over an additional 0.2%, of Ref-Fuel Holdings, which owns 100% of American Ref-Fuel. MSW Energy II holds directly and indirectly the other 50% membership interest in Ref-Fuel Holdings.

     Our sole source of operating cash flow relates to our indirect 49.8% membership interest in Ref-Fuel Holdings. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel. As a 49.8% owner that has voting control over an additional 0.2% interest, we do not have the ability to unilaterally control Ref-Fuel Holdings or American Ref-Fuel. Given our interest in Ref-Fuel Holdings, the financial statements and other financial information contained in this report relating to Ref-Fuel Holdings are not directly comparable to our financial statements and other financial information.

     American Ref-Fuel owns partnerships that develop, own and operate WTE facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. American Ref-Fuel owns or controls and operates six WTE facilities located in the northeastern United States, which we refer to as the ARC operating facilities. The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received by the ARC operating companies for accepting waste and from the sale of electricity and steam produced by those facilities.

     Each of the ARC operating companies has outstanding indebtedness. The majority of this indebtedness is evidenced by tax-exempt bonds and is collateralized by the ARC operating facilities and other assets of the ARC operating companies. American Ref-Fuel also has outstanding indebtedness. Substantially all distributions to American Ref-Fuel from the ARC operating companies, after the payment of expenses and debt service on ARC operating company-level indebtedness, are subject to the satisfaction of financial tests such as working capital and debt coverage ratio tests. Distributions from American Ref-Fuel to Ref-Fuel Holdings, after the payment of expenses and debt service on American Ref-Fuel indebtedness, are also subject to the satisfaction of financial tests.

     The following information relates to the ARC operating facilities:

                                Capacity           Contract Expiration Date
                           -----------------------------------------------------
                                                                      Date of
                                                                     Commercial
                            Waste                                    Operation/
                           Disposal             Service                Date
                            (tons   Electric  Agreements/Electricity Acquired by
Operating                    per   Generating  Disposal     Sales     American
 Facility       Location     day)  (megawatts) Contracts  Contracts   Ref-Fuel
--------------------------------------------------------------------------------
Hempstead    Hempstead, NY   2,505         72       2009       2009        1989
Essex        Newark, NJ      2,700         70       2020       2021        1991
Seconn       Preston, CT       689         18       2015       2017        1992
             Niagara Falls,
Niagara       NY             2,250         50  2007-2012       2014   1980/1993
Semass       Rochester, MA   2,700         79  2003-2016       2015   1989/1996
Delaware
 Valley      Chester, PA     2,688         79       2017       2016 1992/1997(1)
--------------------------------------------------------------------------------
(1) Date acquired for the Delaware Valley facility refers to the date of acquisition by BFI. Following that date, the Delaware Valley facility was managed by a predecessor of American Ref-Fuel until it was acquired by American Ref-Fuel on April 30, 2001.

     American Ref-Fuel indirectly owns 100% of the ARC operating companies, except for Semass Partnership (which owns the Semass facility), of which American Ref-Fuel indirectly owns 90%. American Ref-Fuel also owns TransRiver Marketing Co., L.P. (or TransRiver), a waste procurement company. In addition to providing waste procurement services to American Ref-Fuel, TransRiver owns a 740-ton-per-day transfer station in Lynn, Massachusetts.

     American Ref-Fuel's facilities together process a total of approximately five million tons of waste each year.


Waste Processed ('000 tons/year)                   1999(1)   2000    2001   2002   2003
----------------------------------------------------------------------------------------
Hempstead Facility                                    926     897     915    923    936
Essex Facility                                        975     916     918    899    937
Seconn Facility                                       245     241     248    252    258
Niagara Facility                                      760     782     755    725    755
Semass Facility                                       978   1,106   1,091  1,056  1,069
Delaware Valley Facility                            1,040   1,114   1,151  1,060  1,111
                                                  --------------------------------------
Total                                               4,924   5,056   5,078  4,915  5,066
                                                  ======================================

     The ARC operating facilities sell approximately 2.6 million MWH of electricity each year.


Power Sold ('000 MWH)                            1999(1)  2000   2001   2002   2003
------------------------------------------------------------------------------------
Hempstead Facility                                  562    537    547    541    557
Essex Facility                                      514    465    468    465    479
Seconn Facility                                     129    126    129    137    138
Niagara Facility                                    301    299    289    278    270
Semass Facility                                     561    631    612    597    591
Delaware Valley Facility                            567    616    618    554    577
                                                ------------------------------------
Total                                             2,634  2,674  2,663  2,572  2,612
                                                ====================================

     The following table summarizes each ARC operating facility's weighted average boiler availability levels.


Availability Levels                                1999(1)   2000    2001    2002    2003
------------------------------------------------------------------------------------------
Hempstead Facility                                   95.5%   92.2%   93.8%   93.1%   94.8%
Essex Facility                                       95.9    90.7    92.5    92.7    92.6
Seconn Facility                                      96.9    93.9    95.3    96.2    96.3
Niagara Facility                                     93.4    92.5    90.3    89.8    89.7
Semass Facility                                      88.0    93.2    91.6    89.6    87.6
Delaware Valley Facility                             88.1    92.2    92.1    88.4    88.4
                                                  ----------------------------------------
Weighted Average                                     92.2%   92.3%   92.5%   91.0%   90.9%
                                                  ----------------------------------------
(1)  For the fiscal year ended September 30, 1999.

     American Ref-Fuel guarantees or provides support for each of its subsidiaries that owns an ARC operating facility, in one or more of the following forms:

     --   guarantees of recourse debt;

     -- support agreements in connection with service agreement-related obligations for each of the Hempstead, Semass, Seconn and the Delaware Valley facilities; and

     -- contingent credit support for damages from performance failures, environmental indemnities, or contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.

     In order to provide American Ref-Fuel with an additional source of funds to meet calls on its project support obligations, each of its members has entered into the Equity Contribution Agreement pursuant to which each member has agreed to provide up to $50 million in equity capital. Each member's obligation to make equity capital contributions under the Equity Contribution Agreement is conditioned upon the other making an equal contribution and is limited to each making no more than $50 million of aggregate equity contributions. If a member is not rated at least BBB by S&P, such party is required to provide a letter of credit from a commercial bank that is rated at least A- by S&P to secure its obligations under the Equity Contribution Agreement.

Structure and Ownership

     CSFB Private Equity and several funds affiliated with it, and Highstar collectively hold 100% of our membership interests. Highstar is an affiliate of AIGGIG, a subsidiary of American International Group, Inc. The entities through which CSFB Private Equity makes its investment in us are sometimes referred to in this report collectively as the CSFB Private Equity Investor.

     Ref-Fuel Holdings is governed by a limited liability company agreement pursuant to which our consent and that of MSW Energy II is required for certain shareholder actions, including modifications of the Ref-Fuel Holdings limited liability company agreement and actions taken by Ref-Fuel Holdings as the 100% owner of American Ref-Fuel. Therefore, notwithstanding the fact that affiliates of CSFB Private Equity indirectly own a majority of the membership interests of Ref-Fuel Holdings, the consent of Highstar is required for certain actions to be taken with respect to Ref-Fuel Holdings and neither we nor CSFB Private Equity unilaterally control Ref-Fuel Holdings or American Ref-Fuel.

Management

     We are managed by a board of directors, which currently consists of five representatives: two appointed by Highstar, two appointed by MSW Acquisition (the entity holding the CSFB Private Equity Investor interest) and one independent director. Pursuant to the terms of our amended and restated limited liability company agreement (the LLC Agreement), and so long as our 8 1/2% Senior Secured Notes due 2010 (the Senior Notes) are outstanding, the consent of the independent director is required for us to effect any bankruptcy or insolvency proceeding or to consent to any involuntary bankruptcy proceeding. Other than consenting to the bankruptcy and insolvency actions, the independent director is a non-voting director.

     Pursuant to the LLC Agreement, each of our two members, and any of our substitute members, has the right to appoint: (i) two representatives to the board for so long as such member owns at least 40.1% of our aggregate membership interests and (ii) one representative to the board for so long as such member owns at least 20.1% of our aggregate membership interests. All actions by the board require the affirmative vote of the representatives designated by the members holding a majority of our membership interests. So long as the CSFB Private Equity Investor and Highstar each owns at least a 40.1% membership interest in us, any action of our board requires the affirmative vote of a representative to the board appointed by each of MSW Acquisition and Highstar.

     The representatives to our board, other than our independent director, also serve as the members of the board of directors of Ref-Fuel Holdings. These directors vote as one block on the board of Ref-Fuel Holdings. Pursuant to the terms of the LLC Agreement, our members have agreed to instruct our board to vote to cause Ref-Fuel Holdings and its subsidiaries, subject to any applicable contractual restrictions, to distribute available cash on a monthly basis to the extent practicable, but no less frequently than quarterly. In accordance with the terms of the LLC Agreement, our members have further agreed that our board will not vote to permit us or our subsidiaries to consent to (i) any amendments or modifications to any contractual restrictions on dividends binding on Ref-Fuel Holdings or its subsidiaries that would make such restrictions more restrictive or (ii) any new restrictions on dividends from such entities.

                          MSW Energy Finance Co., Inc.

     Our wholly-owned subsidiary, MSW Energy Finance, was formed in June 2003 solely for the purpose of serving as a co-issuer of the Senior Notes. Other than serving as a co-issuer of our Senior Notes, MSW Energy Finance does not have any operations or assets and will not have any revenues.

                               Recent Developments

     On January 26, 2004, affiliates of CSFB Private Equity entered into a securities purchase agreement with Highstar II, an affiliate of AIGGIG, pursuant to which the CSFB Private Equity affiliates agreed to sell to Highstar II 40% of the outstanding shares of common stock of UAE Holdings. Upon the consummation of the transactions contemplated by the securities purchase agreement, the CSFB Private Equity affiliates will collectively own 60% and Highstar II will own 40% of the outstanding shares of common stock of UAE Holdings. Concurrently with the execution of the aforementioned purchase agreement, Highstar, MSW Acquisition, and UAE Holdings entered into a membership interests purchase agreement pursuant to which Highstar agreed to sell to MSW Acquisition 10% and to UAE Holdings 0.01% of our outstanding membership interests. Prior to such transaction, Highstar will transfer 39.89% of our membership interests to its wholly-owned subsidiary, Highstar I. Upon the consummation of the transactions contemplated by the membership interests purchase agreement, MSW Acquisition will own 60%, Highstar and Highstar I will own 39.99% and UAE Holdings will own 0.01% of our outstanding membership interests, and UAE Holdings will be our managing member.

     The transactions described above (the Equalization Transactions) will result in CSFB Private Equity affiliates collectively owning a 59.88% indirect interest in Ref-Fuel Holdings, and Highstar, Highstar I and Highstar II collectively owning a 39.92% indirect interest in Ref-Fuel Holdings.

     The parties plan to enter into a stockholders' agreement and members' agreement that will provide for our governance and that of UAE Holdings, and our respective subsidiaries. The consent of both the CSFB Private Equity affiliates and an affiliate of AIGGIG will be required for us and UAE Holdings and in many cases our subsidiaries to take certain significant actions. The agreements will also provide for transfer restrictions, a right of first offer, tag-along rights, drag-along rights and participation rights with respect to us and UAE Holdings. The parties will also enter into a registration rights agreement with respect to UAE Holdings.

     The transactions contemplated by the aforementioned agreement will be conditioned upon the consummation of each other and will also be subject to certain closing conditions, including the receipt of all necessary governmental approvals. These transactions are expected to close in the second quarter of 2004. However, we cannot assure you that the transactions will be consummated.

Energy Regulatory Matters

     Federal and state energy laws regulate the development, ownership, business organization, and operation of generating facilities and the sale of electricity. The Federal Power Act (FPA) authorizes the Federal Energy Regulatory Commission (FERC) to regulate the wholesale sale of electric energy and the transmission of electric energy in interstate commerce. The Public Utility Holding Company Act of 1935 (PUHCA) provides for regulation of holding companies that hold ownership interests in companies that own or operate facilities for the generation, transmission or distribution of electricity for sale. State laws regulate the activities of utilities which serve retail electric customers.

     The Public Utility Regulatory Policies Act of 1978 (PURPA) was enacted to encourage the development of generating facilities which conserve fossil fuels, either by producing electricity using a fuel other than fossil fuel, or by the cogeneration of electricity and steam or other thermal energy which is useful. Each ARC operating facility meets the requirements for a qualifying facility
(QF) in accordance with regulations issued by the FERC pursuant to PURPA. One of the ARC operating facilities, Niagara, qualifies as a cogeneration QF. A cogeneration QF must produce a certain proportion of its total energy output in the form of thermal energy that is used for a commercial purpose, and its fossil fuel input must be in a certain proportion to its electric and thermal output. The other ARC operating facilities satisfy the requirements for qualifying small power production facilities which rely primarily on biomass for fuel and have a net power production capacity no greater than 80 megawatts. All QFs must satisfy the FERC ownership requirement, which states that no more than 50 percent of the stream of benefits from ownership in the generating facility can be owned by electric utilities or electric utility holding companies.

     PURPA requires utilities to purchase the electric output of QFs at negotiated rates or rates up to the incremental or "avoided" cost that the utility would have incurred if it produced the electricity itself or purchased it from another source. State public utility commissions must approve the rates, and in some instances, other contract terms, under which utilities purchase electricity from QFs. State public utility commissions are responsible for determining the avoided cost rates for utilities subject to their jurisdiction, although QFs and utilities may negotiate outside of this framework. Some state public utility commissions require utilities to file their agreements under which utilities purchase electricity from QFs.

     Under PURPA and FERC regulations, QFs also are entitled to certain exemptions from the FPA, PUHCA and state utility regulation. Two of the ARC operating facilities, Seconn and Niagara, are exempt from all relevant provisions of the FPA. The other four ARC operating facilities, the Hempstead facility, the Essex facility, the Semass facility and the Delaware Valley facility (collectively, the FPA Facilities) are not fully exempt from the FPA because they are WTE facilities with a net power production capacity larger than 30 megawatts. Companies subject to the FPA must obtain FERC approval for rates and terms for the sale of electric energy at wholesale and must comply with other requirements of the FPA and FERC regulations.

     Each of the FPA Facilities has filed rate schedules with the FERC in compliance with the FPA, so that its power purchase agreement (PPA) with the power-purchasing utility is deemed effective under the FPA. In addition, two of the FPA Facilities, namely the Essex and the Delaware Valley facilities, have received FERC authorization to sell electricity at wholesale at market-based or negotiated rates to any unaffiliated purchaser or into a regional energy market. The other two FPA Facilities, namely the Hempstead and Semass facilities, do not sell electricity at market-based rates and therefore do not have or need FERC market-based rate authority. In connection with their market-based rate authorizations, each of Essex and Delaware Valley has received a blanket authorization to issue securities or assume liabilities without further FERC approval, and has received waivers of other FPA regulations which apply to traditional utilities selling electricity at cost-based rates. Each of the FPA Facilities must file quarterly reports providing certain details concerning wholesale power transactions during the prior calendar quarter. The FPA Facilities must obtain the prior authorization of the FERC for change-of-control transactions and for the sale or other transfer of jurisdictional facilities, including wholesale power sale contracts and interconnection facilities connecting a generating facility to the transmission grid. Each of the Hempstead and Semass facilities requires the FERC's prior approval to issue securities or assume obligations with respect to any other person's securities.

     As QFs, all of the ARC operating facilities are exempt from regulation as "electric utility companies" under PUHCA, and ownership of equity interests in the ARC operating facilities is likewise not subject to PUHCA regulation, unless the owner is otherwise independently subject to PUHCA regulation. Thus, no entity would become subject to regulation under PUHCA solely as a result of holding an ownership interest in one or more of the ARC operating facilities. Each of the ARC operating facilities also has been determined to be an exempt wholesale generator (EWG) which is exempt from regulation under PUHCA. An EWG must be engaged exclusively in the business of owning and/or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility that is used solely to produce electricity for sale at wholesale. If any ARC operating facilities ceases to meet the requirements for either QF or EWG status, American Ref-Fuel could remain exempt from PUHCA, provided that the requirements for the other exemption continue to be satisfied. In addition, as QFs, all of the ARC operating facilities are exempt from state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. Loss of QF status, which could only occur if an ARC operating facility were to no longer comply with the FERC's QF requirements, would terminate the non-PUHCA regulatory benefits and exemptions that all of the ARC operating facilities currently enjoy.

     All of the ARC operating facilities are located within a region served by a FERC-regulated independent system organization (ISO) or regional transmission organization (RTO). An ISO or RTO is a FERC-regulated entity responsible for controlling the transmission system and scheduling transmission service within its region and between regions on an open access basis. ISOs or RTOs also administer regional energy sales markets. The Niagara facility and Hempstead facility are within the New York ISO region; the Semass facility and the Seconn facility are within the New England ISO region; and the Essex facility and the Delaware Valley facility are within the PJM RTO region. The price for electric energy and other electric products sold in these markets other than through bilateral contracts between sellers and purchasers is set by competitive bids to supply and offers to purchase, subject to FERC-approved rules. At this time, the Essex facility and the Delaware Valley facility frequently sell electricity into the PJM spot market, but the output of the other ARC operating facilities generally is fully committed under their respective PPAs.

Environmental Matters

     American Ref-Fuel conducts operations that require compliance with environmental provisions of federal, state and local laws, regulations and standards related to protection of human health and the natural environment. Specific rules contained in these laws and regulations address air and water emissions, as well as waste management and disposal. Other provisions of such environmental laws and regulations address rare unplanned events, such as spills, releases and emergency response. Permitting, record-keeping, reporting and periodic certifications, along with routine and periodic inspections and audits are also managed according to applicable laws and regulations.

     American Ref-Fuel has indicated that compliance with such laws and regulations is a major focus for it. According to American Ref-Fuel, its philosophy with regard to environmental matters at American Ref-Fuel and each of the ARC operating facilities includes operating within permit limits and continually striving to improve environmental performance. American Ref-Fuel reports that it believes that all of its operations are compliant in all material respects with the requirements of environmental laws and regulations.

     The ARC operating facilities are subject to numerous federal, state and local environmental permitting and licensing requirements related to the protection of human health and natural resources. American Ref-Fuel reports that it believes that each of the ARC operating facilities has in place all of the material environmental permits and licenses necessary to operate as planned. In addition, several of the ARC operating facilities from time to time operate pursuant to various orders issued by, and various agreements with, federal, state and/or local environmental regulatory agencies. American Ref-Fuel reports that it believes that each of the ARC operating facilities is compliant in all material respects with all such applicable orders and agreements.

     Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. There is no assurance that such renewal or reissuance will be granted by regulatory authorities or that any renewed or reissued environmental permit will not contain new, more stringent requirements resulting in the need for additional capital expenditures for modifications to the ARC operating facilities in order to bring the ARC operating facilities into compliance. Any failure or delay in renewing or reissuing environmental permits or any increase in costs resulting from any renewed or reissued environmental permits could adversely effect the operation of the ARC operating facilities. In addition, certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue.

     Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility may be required to investigate and remediate past releases or threatened releases of hazardous or toxic substances or petroleum products generated, managed or located at the facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by a party in connection with any releases or threatened releases. An operator may also be liable for costs of remediation at a third party's site to which the operator has sent waste for disposal. These laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances or whether the owner owned the property where the release occurred. Courts have interpreted liability under such laws to be strict and joint and several. The cost of investigation, remediation or removal of substances may be substantial. In connection with American Ref-Fuel's ownership and operation of the ARC operating facilities, American Ref-Fuel may become liable for such costs. Although American Ref-Fuel reports that it is not presently aware of any such condition expected to materially affect the ARC operating facilities, it is possible that such conditions impacting the ARC operating facilities could be discovered in the future or that such conditions could be created by future spills or releases. As a result, it is possible that American Ref-Fuel may become liable for remediation costs.

     Several major pieces of environmental legislation are periodically considered for reauthorization or amendment by the United States Congress. These include, among others: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; and the Endangered Species Act. Changes to these laws could adversely affect many areas of the operations of the ARC operating facilities.

     We are unable to predict at this time what additional steps American Ref-Fuel may be required to take as a result of the implementation of future environmental protection requirements for air or water and regulation of hazardous or toxic materials, but such steps could adversely affect operations and result in substantial additional costs. Failure to comply with such requirements could result in the complete shutdown of one or more of the ARC operating facilities not in compliance as well as the imposition of civil and/or criminal penalties.

     Delaware Valley Facility Continuous Emissions Monitoring Systems Issues. In 2002 the Delaware Valley facility experienced deterioration of hydrochloric acid
(HCl) monitors and related components due to corrosive flue gases leaking from damaged stack breachings. Some or all of the monitors were out of service for periods of time in 2002 and 2003.

     American Ref-Fuel has repaired the stack breachings and is replacing major components of the CEMS system, including installing new multi-component monitors for HCl. The capital cost of these upgrades is estimated to be $1.75 million. For three of the six monitors, installation is complete and certification test reports have been submitted to the Pennsylvania Department of Environmental Protection (PADEP). For the other three monitors, installation and verification test are expected to be completed by June 2004. ARC expects to incur additional CEMS availability fines until these remaining monitors are installed. Certification of the monitors is subject to PADEP approval. It is possible that PADEP will impose requirements involving additional capital and operating costs above those projected by American Ref-Fuel.

     Future Mercury Regulation at the Essex Facility. On January 5, 2004 the New Jersey Department of Environmental Protection (NJDEP) proposed regulations applicable to the Essex facility that will make mercury emission requirements more stringent. Specifically, the proposed requirement will increase the required removal efficiency to 85% removal after one year and 95% removal after seven years versus the current 80% removal, while retaining the alternative limit of 28 micrograms per cubic meter. Assuming the regulations are promulgated in this form, there would be an increased risk that emission exceedances would occur and therefore an increased probability that additional controls would ultimately be required to prevent such exceedances. ARC believes that the new requirements would at a minimum result in increased operating costs due to increased use of activated carbon in the current control equipment. It is also possible that the more stringent requirements could require the installation of additional pollution control equipment such as compact hybrid particulate collector units, a device similar to a baghouse. American Ref-Fuel reports that it estimates that the cost of the installation of such additional pollution control equipment, if required, would be approximately $38 million. The Essex service agreement provides a mechanism for a pass-through to the Port Authority of New York and New Jersey of the majority of any additional capital and operating costs that may be required. American Ref-Fuel reports that it cannot currently determine the likelihood of additional and operating capital costs being incurred in connection with these potential changes in regulation, or the total of any such costs.

     Title V Air Permit for the Essex Facility. On September 9, 2003, NJDEP issued a pre-draft Title V air permit which contained new operating limitations and conditions. Many of the new conditions would require Essex to monitor emission sources and operating conditions not currently required to be monitored under the existing air permits or which are monitored or controlled under other permits. Through subsequent comments and negotiations, American Ref-Fuel has negotiated removal or mitigation of the majority of those requirements which had the potential to increase operating costs or result in new or reduced emission limits or reductions in allowed operating rates. Increased monitoring also can increase the risk of non-compliance and the imposition of fines and penalties. A draft permit was issued for public comment in early March 2004, with comments due by April 2, 2004. American Ref-Fuel will continue to work to mitigate similar impacts of remaining permit conditions.

     Possible Changes to Pennsylvania Oxides of Nitrogen Regulations. The PADEP has proposed a regulation that would lower the existing emission limits for oxides of nitrogen to a standard lower than what has been achieved by existing technology on waste-to-energy facilities. If the regulation were promulgated in the form proposed, American Ref-Fuel would evaluate the Delaware Valley facility's ability to comply using selective non-catalytic reduction technology. If that is not feasible, American Ref-Fuel may be required to retrofit the Delaware Valley facility with selective catalytic reduction at an approximate cost of $30 million. The Delaware Valley service agreement provides a mechanism for a pass-through to Delaware County, Pennsylvania, American Ref-Fuel's primary customer at the Delaware Valley facility, of approximately 56% of the additional costs of any such retrofit. American Ref-Fuel and Delaware County, Pennsylvania are vigorously opposing the proposed regulation through available avenues for public comment, hearings and education of the relevant regulatory agency representatives. The Independent Regulatory Review Commission (IRRC), which is a regulatory oversight committee of the Pennsylvania State Legislature, has responded to the PADEP with objections and recommendations regarding the proposed regulation. Certain of the objections of the IRRC relate to the lack of demonstrated cost-effective, achievable technology that would enable waste to energy facilities to achieve the proposed levels of oxides of nitrogen.

Employees

     ARC Management Company runs the day-to-day operations of American Ref-Fuel. Collectively, ARC Management Company and the other subsidiaries of American Ref-Fuel have approximately 720 employees. Neither MSW Energy Holdings nor MSW Energy Finance has any employees. See "Management--MSW Energy Holdings."

Item 2.  Properties

     Neither MSW Energy Holdings nor MSW Energy Finance leases or owns any physical property or office space.

Item 3.  Legal Proceedings

     Neither MSW Energy Holdings nor MSW Energy Finance is currently involved in any litigation, other than routine, ongoing disclosure proceedings before the FERC that under current law do not create any risk related to the regulatory status or exemptions of the ARC operating companies.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

 PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters and Purchases of Equity Securities

     There is no trading market for the equity interests in MSW Energy Holdings or MSW Energy Finance. CSFB Private Equity and several funds affiliated with it, and Highstar, collectively hold 100% of the membership interests in MSW Energy Holdings. MSW Energy Holdings owns 100% of the equity interests in MSW Energy Finance.

Item 6.  Selected Financial Data

     Because MSW Energy Holdings has only been in existence since June 2003 and has only held its interest in Ref-Fuel Holdings since June 2003, the Selected Financial Data provided below for prior periods is for informational and comparative purposes only. Because MSW Energy Holdings holds only a 49.8% indirect membership interest in Ref-Fuel Holdings, the Selected Financial Data provided for Ref-Fuel Holdings is not directly comparable to MSW Energy Holdings financial information. Combined information is provided for the year ended December 31, 2003 for informational and comparative purposes only.

     Prior to June 30, 2003, Ref-Fuel Holdings was owned 50 percent by United American Energy Corp. (UAE) and 50 percent by Duke Energy Corporation (Duke). Effective June 30, 2003, Duke sold its membership interests representing 49.8% of Ref-Fuel Holdings to MSW Energy Holdings LLC (MSW Energy), which is jointly owned by (a) Highstar Renewable Fuels LLC (Highstar), which is affiliated with AIG Global Asset Management Holdings Corp., (AIGGIG), a subsidiary of American International Group, Inc.; and (b) MSW Acquisition LLC (MSW Acquisition) which is owned by several funds affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), the global private equity arm of Credit Suisse First Boston.

     On December 12, 2003, MSW Merger II, an affiliate of CSFB Private Equity, merged with and into United American Energy Holdings Corp. (UAE Holdings) a Delaware corporation, which continued as the surviving corporation in the merger. UAE Holdings is the direct parent of UAE. As a result of this merger, UAE's 50 percent ownership in American Ref-Fuel was transferred to MSW Energy Holdings II LLC (MSW Energy II).

     Upon consummation of the change in ownership and taking into account the June 30, 2003 acquisition by MSW Energy I of Duke's membership interest in Ref-Fuel Holdings (the MSW Transactions), affiliates of CSFB Private Equity and AIGGIG (the Control Group) own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to Duke's remaining 0.2% interest). As a result, and in accordance with Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting," Ref-Fuel Holdings' financial statements will reflect the effects of its change in ownership and the new owners' basis in the net assets and liabilities acquired. As a result, the statement of operations and the statement of cash flows for the eleven and a half months ended December 12, 2003 and the years ended December 31, 2002 and 2001 reflect the results of Ref-Fuel Holdings prior to purchase accounting adjustments and the statement of operations of statement of cash flows for the period ended December 31, 2003, reflect the impact of purchase accounting adjustments arising from the MSW Transactions.

     Prior to the MSW Transactions, profits and losses of Ref-Fuel Holdings were allocated among its members based on ownership percentages. Subsequent to the MSW Transactions profits and losses are allocated based upon the members' ownership percentages except for the amortization of the variances in purchase price. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The table includes certain items that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies.

MSW Energy Holdings

                                                              Historical
                                                            From Inception
                                                          (June 30, 2003) to
                                                             December 31,
                                                                 2003
                                                        ----------------------
                                                            (in thousands)
Statement of Operations Data:
Equity in net earnings of Ref-Fuel Holdings                           $21,603
Interest income                                                            91
Interest expense                                                       (8,500)
Accretion of Duke Agreement obligation                                   (993)
Amortization of deferred financing fees                                  (561)
Other expenses                                                         (1,029)
                                                        ----------------------
Net income                                                            $10,611
                                                        ----------------------
Cash Flow Data:
Cash provided by operating activities                                 $10,409
Cash used in investing activities                                    (346,014)
Cash provided by financing activities                                 341,118
Balance Sheet Data (at December 31, 2003):
Investment in Ref-Fuel Holdings                                      $372,672
Total assets                                                          391,647
Total debt                                                            200,000
Total members' equity                                                 160,111

Ref-Fuel Holdings

                                                    | Period from   Combined
                                      Period from   |  January 1,  Results for
                                      December 12,  |     2003      the Year
                                      2003 through  |   through       Ended
                                      December 31,  |   December   December 31,For the Year
                                           2003     |   12, 2003       2003      Ended 2002
                                     ---------------|---------------------------------------
Statement of Operations Data:                       |            (in thousands)
  Total Net Revenues                        $24,847 |   $444,461     $469,308     $438,542
  Operating and other expenses                8,417 |    183,822      192,239      171,752
  Depreciation and amortization               3,391 |     55,838       59,229       67,249
  General and administrative expenses         2,184 |    42,118       44,302       43,642
                                     ---------------|--------------------------------------
  Operating income                           10,855 |    162,683      173,538      155,899
  Interest income                               275 |      2,956        3,231        3,740
  Interest expense                           (2,954)|   (59,189)     (62,143)     (60,893)
    Loss on early extinguishment of                 |
     debt                                         - |    (3,191)      (3,191)           -
    Equity in earnings of                           |
     unconsolidated affiliates                    - |         -            -       15,500
    Other expenses, net                         (94)|      (188)        (282)        (757)
    Minority interests in net income                |
     of subsidiaries                              - |         -            -       (4,885)
                                     ---------------|-------------------------------------
  Net income                                 $8,082 |  $103,071     $111,153     $108,604
                                     ---------------|-------------------------------------
Cash Flow and Other Data:                           |
  EBITDA(1)                                 $14,246 |  $220,728     $234,974     $230,445
  Adjusted EBITDA(1)                         18,050 |   249,596      267,646      256,858
  Cash flows from operating                         |
   activities                                14,870 |   171,034      185,904      198,651
  Cash flows from investing                         |
   activities                                36,314 |   (70,554)     (34,240)     (69,536)
  Cash flows from financing                         |
   activities                               (16,124)|  (109,202)    (125,326)    (110,685)


  Capital expenditures                            - |     33,780       33,780       35,727
Balance Sheet (as of end of period)                 |
  Total cash and cash equivalents and               |
   reserves(2)                                      |                $233,973     $201,594
  PP&E                                              |               1,220,949    1,103,072
  Total assets                                      |               2,127,908    1,756,824
  Total debt                                        |               1,142,687    1,156,396
  Total liabilities                                 |               1,386,608    1,462,368
  Total members' equity                             |                 741,300      294,456

     (1) "EBITDA" means, for any period, the (a) operating income (or loss), plus (b) to the extent deducted in determining such income (or loss), depreciation and amortization, plus, (c) loss on retirements and relocation expenses. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

         "Adjusted EBITDA" means, for any period, EBITDA plus fair value adjustment amortization and revenue levelization adjustments. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

     (2) Total cash and cash equivalents and reserves includes, in addition to cash and cash equivalents, both restricted cash and short-term investments and restricted cash and long-term investments. Ref-Fuel Holdings is required to maintain cash and investment balances that are restricted by provisions of its debt agreements and lease agreements.

     The presentation of these non GAAP measures is intended to enhance the usefulness of financial information by providing measures which are indicators of Ref-Fuel Holdings' performance. Ref-Fuel Holdings' management uses these non GAAP measures internally to evaluate its business.

EBITDA and Adjusted EBITDA are calculated and reconciled to cash provided by operating activities as follows:


                                                    |                Combined
                                      Period from   | Period from   Results for
                                      December 12,  |  January 1,    the Year
                                       2003 through |  2003 through    Ended
                                      December 31,  |  December 12, December 31,For the Year
                                           2003     |      2003         2003      Ended 2002
                                     ---------------|----------------------------------------
                                                    |      (in thousands)
Operating income                            $10,855 |     $162,683     $173,538     $155,899
  Depreciation and amortization               3,391 |       55,838       59,229       67,249
  Loss on asset retirements                       - |        2,207        2,207        1,886
  Relocation expenses                             - |            -            -        5,411
                                     ---------------|----------------------------------------
EBITDA                                       14,246 |     220,728      234,974      230,445
  Amortization of long term waste                   |
   contracts                                   (477)|      (7,454)      (7,931)      (8,453)
  Amortization of deferred revenue                - |        (909)        (909)        (198)
  Amortization of energy contracts            3,286 |      27,293       30,579       25,984
  Energy contract levelization                  995 |      14,947       15,942       14,359
  Amortization of lease                           - |      (5,009)      (5,009)      (5,279)
                                     ---------------|---------------------------------------
  Total fair value adjustment                       |
   amortization and revenue                         |
   levelization adjustments                   3,804 |      28,868       32,672       26,413
                                     ---------------|---------------------------------------
Adjusted EBITDA                             $18,050 |    $249,596     $267,646     $256,858
                                     ---------------|---------------------------------------
                                                    |
Reconciliation of  Adjusted EBITDA to               |
 cash provided by operating                         |
 activities                                         |
  Adjusted EBITDA                           $18,050 |    $249,596     $267,646     $256,858
  Less relocation expenses                        - |           -            -       (5,411)
  Less other expense, net                       (94)|        (188)        (282)        (757)
  Amortization of debt                         (494)|      (4,097)      (4,591)      (4,608)
  Interest expense                           (2,954)|     (59,189)     (62,143)     (60,893)
  Interest income                               275 |       2,956        3,231        3,740
  Interest on loss contracts                      - |       1,863        1,863        2,051
  Changes in assets and liabilities                 |
    Accounts receivable, net                  2,890 |      (6,337)      (3,447)        (437)
    Prepaid expenses and other                      |
     current assets                           3,255 |      (2,731)         524       (7,933)

    Other long-term assets                      562 |      (2,971)      (2,409)       3,567
    Accounts payable and other                      |
     current liabilities                      1,886 |     (21,202)     (19,316)      19,314
    Accrued interest payable                 (7,775)|       6,762       (1,013)       6,138
    Other long-term liabilities                (731)|       6,572        5,841      (12,978)
                                     ---------------|---------------------------------------
Cash provided by operating activities       $14,870 |    $171,034     $185,904     $198,651
                                     ===============|=======================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in ''Risk Factors.'' The following should be read in conjunction with the financial statements and related notes included elsewhere in this report. We hold a 49.8% indirect membership interest in Ref-Fuel Holdings. The financial statements and other financial information contained in this report relating to Ref-Fuel Holdings are not directly comparable to our financial statements and other financial information.

MSW ENERGY HOLDINGS

Results of Operations

From Inception to December 31, 2003

     Equity in net earnings of Ref-Fuel Holdings. Equity in net earnings of Ref-Fuel Holdings of $21.6 million from Inception (June 30, 2003) to December 31, 2003 represents our share (49.8%) of the net earnings of Ref-Fuel Holdings of $34.7 million offset by amortization expense of $13.1 million associated with the amortization of the amount of our excess purchase price over our share of the net assets of Ref-Fuel Holdings at the date of acquisition. We acquired our interest in Ref-Fuel Holdings on June 30, 2003. Effective December 12, 2003, as a result of push-down accounting, we ceased amortization of the excess of our purchase price over the net assets acquired of Ref-Fuel Holdings, as the cost of our investment has been reflected on the books of Ref-Fuel Holdings.

     Interest income. Interest income for the period from Inception (June 30, 2003) to December 31, 2003 represents interest on cash and cash equivalents at rates ranging from 0.5% to 1.5%.

     Interest expense. Interest expense of $8.5 million for the period from Inception (June 30, 2003) to December 31, 2003 represents 8.5% annual interest on our Senior Notes.

     Accretion of Duke Agreement obligation. Accretion of Duke Agreement obligation of $1.0 million for the period from Inception (June 30, 2003) to December 31, 2003 represents accretion of interest on the amounts due under the Duke Agreement (see ''Contractual Obligations and Commercial Commitments'' below) using the effective interest method.

     Amortization of deferred financing fees. Amortization of deferred financing fees of $0.6 million for the period from Inception (June 30, 2003) to December 31, 2003 represents amortization of direct costs associated with financing the Senior Notes over the seven-year life of the Senior Notes.

     Other expenses. Other operating expenses of $1.0 million for the period from Inception (June 30, 2003) to December 31, 2003 represent expenses incurred for a letter of credit and our operations and administration.

Liquidity and Capital Resources

     At December 31, 2003, our assets related primarily to our 49.8% indirect membership interest in Ref-Fuel Holdings. Accordingly, our performance and significant source of future liquidity will depend solely on cash distributions, if any, from Ref-Fuel Holdings. We will need to receive sufficient ongoing cash distribution from Ref-Fuel Holdings in order to pay principal and interest on our Senior Notes, however such distributions from Ref-Fuel Holdings are not assured. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010.

Debt Covenant

     The indenture under which our Senior Notes were issued requires, among other things, but subject to certain exceptions, that we not permit any restricted payment unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting proportionate adjusted data, including proportionate total cash and cash equivalents and reserves, proportionate total debt, proportionate interest expense and proportionate Adjusted EBITDA because these are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

     The unaudited summary pro forma condensed consolidated statements of operations data, pro forma MSW Energy Holdings other data and pro forma proportionate other data for the year ended December 31, 2003, have been prepared as if the Acquisition, the UAE Transactions and issuance of the Senior Notes had occurred on January 1, 2003. Accordingly, the following table includes the effects of push-down accounting on Ref-Fuel Holdings as if the Acquisition and the UAE Transactions had occurred on January 1, 2003.

     The following table includes certain items that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies. The following table should be read in conjunction with our historical financial statements and related notes, the historical financial statements and related notes of Ref-Fuel Holdings and the "Supplemental Discussion and Analysis of Ref-Fuel Holdings".


                                                           Pro Forma
                                                             Year
                                                             Ended
                                                         December 31,
                                                             2003
                                                       -----------------
                                                        (in thousands)
Pro Forma MSW Energy Holdings other data
Dividends received (1)                                          $36,130
Cash flow available for debt service (2)                         35,880
Ratio of cash flows available for debt service to
 interest                                                               2.1x

Pro Forma Proportionate other data
Proportionate total cash and cash equivalents and
 reserves (3)                                                  $127,597
Proportionate total debt (4)                                    733,999
Proportionate Adjusted EBITDA (5)                               133,288
Proportionate interest expense (6)                               44,938
Proportionate net leverage ratio (7)                                    4.5x
Ratio of proportionate Adjusted EBITDA to proportionate
 interest expense (8)                                                   3.0x

(1) Dividends received calculated as if we owned 49.8% of Ref-Fuel Holdings as of January 1, 2003:

                                                       Pro Forma Year Ended
                                                           December 31,
                                                               2003
                                                     -------------------------
                                                          (in thousands)
Ref-Fuel Holdings dividends paid                                      $72,550
MSW Energy Holdings ownership percentage                                 49.8%
                                                     -------------------------
Pro Forma distributions received                                      $36,130
                                                     -------------------------

(2) Cash flow available for debt service is based on distributions received by us less letter of credit fees payable in connection with the equity contribution agreement.

(3) Total Ref-Fuel Holdings and MSW Energy Holdings cash and cash equivalents and reserves include, in addition to cash and cash equivalents, both restricted cash and short-term investments and restricted cash and long-term investments.

Proportionate Total Cash and Cash Equivalents and Reserves is calculated as follows:

                                                                     Pro Forma
                                                                   December 31,
                                                                       2003
                                                              -----------------------
                                                                  (in thousands)
Ref-Fuel Holdings cash and cash equivalents                                  $96,511
Ref-Fuel Holdings restricted cash and short-term investments                  52,753
Ref-Fuel Holdings restricted cash and long-term investments                   84,709
                                                              -----------------------
Total Ref-Fuel Holdings cash and cash equivalents and reserves               233,973
MSW Energy Holdings ownership percentage                                        49.8%
                                                              -----------------------
Ref-Fuel Holdings proportionate total cash and cash
 equivalents and reserves                                                    116,519
MSW Energy Holdings total cash and cash equivalents                           11,078
                                                              -----------------------
MSW Energy Holdings proportionate consolidated total cash and
 cash equivalents and reserves                                              $127,597
                                                              -----------------------


(4) MSW Energy Holdings Proportionate Total Debt is defined as 49.8% of the total debt for Ref-Fuel Holdings (excluding unamortized debt premium) plus our total debt.

Proportionate total debt is calculated as follows:

                                                                       Pro Forma
                                                                      December 31,
                                                                          2003
                                                                 ----------------------
                                                                     (in thousands)
Ref-Fuel Holdings  current portion of long-term debt                           $81,907
Ref-Fuel Holdings  long-term debt (excluding net unamortized debt
 premium of $70.4 million)                                                     990,380
                                                                 ----------------------
Total Ref-Fuel Holdings debt (excluding net unamortized debt
 premium of $70.4 million)                                                   1,072,287
MSW Energy Holdings ownership percentage                                          49.8%
                                                                 ----------------------
Ref-Fuel Holdings  proportionate total debt                                    533,999
MSW Energy Holdings total debt                                                 200,000
                                                                 ----------------------
Proportionate total debt                                                      $733,999
                                                                 ----------------------


(5) Proportionate Adjusted EBITDA is defined as 49.8% of the pro forma Adjusted EBITDA of Ref-Fuel Holdings. Adjusted EBITDA (as calculated below) is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

Proportionate Adjusted EBITDA is calculated as follows:

                                                                      Pro Forma
                                                                     Year Ended
                                                                    December 31,
                                                                        2003
                                                                 -------------------
                                                                   (in thousands)
Pro forma Ref-Fuel Holdings operating income                               $127,737
Pro forma Ref-Fuel Holdings depreciation and amortization                    68,094
Pro forma Ref-Fuel Holdings loss on retirements                               2,207
                                                                 -------------------
Pro forma Ref-Fuel Holdings EBITDA                                          198,038
Pro forma Ref-Fuel Holdings fair value adjustment amortization
 and revenue levelization adjustments                                        69,608
                                                                 -------------------
Pro forma Ref-Fuel Holdings adjusted EBITDA                                 267,646
MSW Energy Holdings ownership percentage                                       49.8%
                                                                 -------------------
Proportionate Adjusted EBITDA                                              $133,288
                                                                 -------------------

(6) Proportionate interest expense is defined as 49.8% of the pro forma interest expense for American Ref-Fuel plus 100% of our pro forma interest expense.

The following table reconciles MSW Energy Holdings Proportionate Interest
Expense:

                                                                      Pro Forma
                                                                     Year Ended
                                                                    December 31,
                                                                        2003
                                                                 -------------------
                                                                   (in thousands)
Pro Forma Ref-Fuel Holdings interest expense                                $56,101
MSW Energy Holdings ownership percentage                                       49.8%
                                                                 -------------------
Ref-Fuel Holdings proportionate interest expense                             27,938
MSW Energy Holdings pro forma interest expense                               17,000
                                                                 -------------------
MSW Energy Holdings proportionate interest expense                          $44,938
                                                                 -------------------

(7) Proportionate net leverage ratio is defined as the quotient of proportionate total debt less proportionate total cash divided by proportionate Adjusted EBITDA.

(8) Proportionate Adjusted EBITDA to proportionate interest expense is defined as the quotient of proportionate Adjusted EBITDA divided by proportionate interest expense.

Operating Activities

     Our net cash provided by operating activities of $10.4 million for the period from Inception (June 30, 2003) to December 31, 2003 relates primarily to the distributions received from Ref-Fuel Holdings of $13.7 million in 2003 offset by the payment of $3.1 million of interest on our Senior Notes, $0.5 million paid at closing relating to our obligation under the Duke Agreement and payments for our operating costs.

Investing Activities

     Our net cash used in investing activities of $346.0 million for the period from Inception (June 30, 2003) to December 31, 2003 relates primarily to amounts paid relating to the Acquisition consisting of $304.8 million paid to Duke at the initial closing, $20.7 million paid to Duke in September 2003 related to a purchase price adjustment, and $15.0 million paid for Acquisition related costs.

     In August 2003, as required under the terms of the deposit agreement for the Senior Notes, we deposited $5.6 million into a restricted cash account.

Financing Activities

     Our net cash provided by financing activities of $341.1 million for the period from Inception (June 30, 2003) to December 31, 2003 relates primarily to $150.0 million of proceeds from member contributions and $200.0 million from proceeds of the Senior Notes, offset by cash paid for debt financing costs of $8.4 million and a distribution we made to our owners of $0.5 million.

Critical Accounting Policies

     Our management is responsible for our consolidated financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies to be reasonable and appropriate. The following discussion identifies those accounting policies that we believe will be critical in the preparation of our consolidated financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

     Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities at the date of the financial statements; (b) the disclosures of contingent assets and liabilities at the date of the financial statements; and (c) the reported amounts of revenues and expenses recognized during the reporting period. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

     Equity Method Investment. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate.

     We have recorded our investment in Ref-Fuel Holdings as an equity-method investment whereby our ownership percentage of 49.8% of Ref-Fuel Holdings is reflected on our consolidated balance sheets as ''Investment in Ref-Fuel Holdings.'' We will record our share of Ref-Fuel Holdings' earnings or losses as ''Equity in net earnings (loss) of Ref-Fuel Holdings'' on our consolidated statement of operations cash distributions received from Ref-Fuel Holdings are included in the accompanying consolidated statement of cash flows as ''Distributions from Ref-Fuel Holdings.''

     Push-Down Accounting. On December 12, 2003, MSW Merger, an affiliate of CSFB Private Equity, merged with and into UAE Holdings which continues as the surviving corporation in the merger. UAE Holdings is the direct parent of UAE. As a result of this merger, UAE's 50 percent ownership interest in Ref-Fuel Holdings was transferred to MSW Energy II, an affiliate of MSW Merger (the UAE Transactions). Upon consummation of the UAE Transactions between MSW Merger and UAE Holdings on December 12, 2003 and taking into account the June 30, 2003 acquisition by us of Duke's membership interest in Ref-Fuel Holdings, affiliates of CSFB Private Equity and AIGGIG (the ''control group'') will own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting,'' requires that Ref-Fuel Holdings financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over the net assets acquired by us on June 30, 2003 was pushed-down to Ref-Fuel Holdings and its subsidiaries on December 12, 2003.

     Prior to push-down on December 12, 2003 identifiable intangible assets were included in included in ''Investment in Ref-Fuel Holdings'' on the Company's consolidated balance sheet and were amortized on a straight-line basis over their estimated useful lives.

Effect of New Accounting Standard

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 (FIN 46R) in December 2003 (collectively FIN 46). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It appears in the first year or interim period ending after December 15, 2003 to variable interest entities in which enterprise holds a variable interest that it acquired before February 1, 2003. Management has evaluated FIN 46 and its related guidance and believes it will not have any impact on our consolidated financial statements.

Contractual Obligations and Commercial Commitments

     The following table sets forth our contractual obligations outstanding as of December 31, 2003:

                                              Less than 1                          More than 5
Contractual Obligations             Total         Year     1-3 Years   3-5 Years       Years
                               -----------------------------------------------------------------
                                                        (in thousands)
Long-Term Debt Obligations           $200,000          $-          $-          $-      $200,000
Unconditional Purchase
 Obligations                          1,307(1)          -       1,307           -             -
Other Long-Term Obligations          49,500(2)        500       7,500       7,500        34,000
                               -----------------------------------------------------------------
Total                                $250,807        $500      $8,807      $7,500      $234,000
                               =================================================================

     (1) Represents unconditional purchase obligation associated with the Acquisition of $1,307 due at the second closing.

     (2)  Represents amounts due under the Duke Agreement.

     In connection with the Acquisition, we entered into an agreement with Duke Capital, which we refer to as the Duke Agreement, under which we agreed to pay Duke Capital certain fees in exchange for Duke Capital's agreement to remain obligated under a support agreement related to Ref-Fuel Holdings. The fees payable under the Duke Agreement are subordinate to the Company's Senior Notes. The fees payable under the Duke Agreement escalate over time, and a portion of the fees have been deposited into an escrow account for the benefit of Duke Capital.

     Our ability to satisfy all of these obligations is entirely dependent on the generation of cash distributions by Ref-Fuel Holdings. The business of Ref-Fuel Holdings is subject to a variety of risks, many of which are outside the control of Ref-Fuel Holdings. Any of these risks could affect Ref-Fuel Holding's ability to generate cash flow. In addition, the ARC operating companies and American Ref-Fuel must satisfy covenants imposed by their debt agreements as well as other legal restrictions before making distributions to their owners, including Ref-Fuel Holdings, and, ultimately, us. Finally, we do not unilaterally control the board of directors of Ref-Fuel Holdings and cannot unilaterally determine the amount of cash distributions.

            Supplemental Discussion and Analysis of Ref-Fuel Holdings

History and Organization

     Ref-Fuel Holdings LLC (Ref-Fuel or Ref-Fuel Holdings), which was formerly known as Duke/UAE Ref-Fuel LLC, is a Delaware limited liability company that was formed in 1997, for the purpose of obtaining 50 percent ownership of the following partnerships:(a) American Ref-Fuel Company (Ref-Fuel Management), which owned 98 percent of TransRiver Marketing Company, L.P. (TransRiver); (b) American Ref-Fuel Company of Hempstead (Hempstead); (c) American Ref-Fuel Company of Essex County (Essex); (d) American Ref-Fuel Company of Southeastern Connecticut (Seconn); (e) American Ref-Fuel Company of Niagara, L.P. (Niagara);
(f) American Ref-Fuel Company of Semass, L.P. (Ref-Fuel Semass); (g) American Ref-Fuel Operations of Semass, L.P. (Semass Operator); (h) American Ref-Fuel Company of the Capital District, L.P. These companies, along with American Ref-Fuel Company of Delaware Valley, L.P. (Delaware Valley) are collectively referred to as the American Ref-Fuel Partnerships). The American Ref-Fuel Partnerships, except for Delaware Valley, were a series of general and limited partnerships 50 percent owned by Ref-Fuel Holdings and 50 percent indirectly by subsidiaries wholly owned by Allied Waste Industries, Inc. (Allied), who also owned the remaining 2 percent of TransRiver and 100 percent of Delaware Valley.

     Prior to April 30, 2001, Hempstead, Essex, Niagara and Seconn (collectively, the HENS) were a series of partnerships that were equally owned by Allied Waste Industries, Inc. (Allied) and Ref-Fuel Holdings (the Investors). On April 30, 2001 the Investors recapitalized their partnership interests in the HENS (the Recapitalization). The terms of the Recapitalization provided that indirect subsidiaries of Ref-Fuel Management became the managing general partners of the HENS. The interest held by Ref-Fuel in the HENS converted to a Class A interest, and the interest held by Allied converted to a Class B interest. In conjunction with the Recapitalization, the HENS contributed $163.5 million to obtain 99 percent noncontrolling interests in equipment leasing entities controlled by Allied. ARC LLC also agreed to substitute as guarantor for guarantees previously furnished by Duke and Allied, less certain liabilities retained by Allied and Duke pursuant to credit backstop agreements.

     The Class A and Class B partners were both general partners in the HENS; however, the Class B partners had limited involvement in the HENS' management and had limited participation in partnership distributions, except as expressly agreed. Among other limitations, the Class A partners were restricted from the following actions without the written consent of the Class B partners: voluntary dissolution of the HENS, sale or abandonment of a substantial portion of the HENS' assets, disposition of any of the HENS' interests in the equipment leasing entities, and certain other activities.

     From April 30, 2001 through April 30, 2002, the profits and losses of the HENS were allocated as follows: (a) depreciation expense allocated to the HENS from the equipment leasing entities was allocated to the Class A partner only;
(b) net income and loss before depreciation of the equipment leasing entities allocated to the HENS was allocated between the Class A and Class B partners based on certain defined earnings tranches; and (c) all other net income or loss of the HENS was allocated between the Class A and Class B partners based on certain defined earnings tranches which differ from the tranches used to allocate the earnings of the equipment leasing entities. Both Allied and Ref-Fuel Holdings had separate, nonconcurrent rights to cause the HENS to redeem Allied's Class B interests in the HENS for the HENS' interest in the equipment leasing entities (Redemption).

     In January 2002, Allied announced its intention to exercise that right and completed the Redemption on April 30, 2002. The Redemption of the HENS resulted in the following: (a) gross income for the period from January 1, 2002, through the Redemption date, was reallocated first to the Class A partners in an amount equal to the difference between the Class A partners' share of economic depreciation and prior special allocations of depreciation expense to the Class A partners with all remaining profits and losses allocated consistent with profit and loss allocations described above; (b) the HENS' interests in the equipment leasing entities were distributed to Allied in redemption of Allied's Class B interests in the HENS; and (c) the $2.6 million difference between the fair value of Allied's interest in the HENS and the fair value received by Allied in redemption of those interests was paid by Allied to the HENS.

     The Redemption of Allied's Class B interest in the HENS resulted in the application of purchase accounting to the HENS in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and adjusted the assets and liabilities of the HENS to fair value.

     Prior to June 30, 2003, Ref-Fuel Holdings was owned 50 percent by United American Energy Corp. (UAE) and 50 percent by Duke Energy Corporation (Duke). Effective June 30, 2003, Duke sold its membership interests representing 49.8% of Ref-Fuel Holdings to MSW Energy Holdings LLC (MSW Energy I), which is jointly owned by (a) Highstar Renewable Fuels LLC (Highstar), which is affiliated with AIG Global Asset Management Holdings Corp., (AIGGIG), a subsidiary of American International Group, Inc.; and (b) MSW Acquisition LLC (MSW Acquisition) which is owned by several funds affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), the global private equity arm of Credit Suisse First Boston.

     On December 12, 2003, MSW Merger II, an affiliate of CSFB Private Equity, merged with and into United American Energy Holdings Corp. (UAE Holdings) a Delaware corporation, which continued as the surviving corporation in the merger. UAE Holdings is the direct parent of UAE. As a result of this merger, UAE's 50 percent ownership in American Ref-Fuel was transferred to MSW Energy Holdings II LLC (MSW Energy II).

     Upon consummation of the change in ownership and taking into account the June 30, 2003 acquisition by MSW Energy I of Duke's membership interest in Ref-Fuel Holdings (the MSW Transactions), affiliates of CSFB Private Equity and AIGGIG (the Control Group) own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to Duke's remaining 0.2% interest). As a result, and in accordance with Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting," Ref-Fuel Holdings' financial statements will reflect the effects of its change in ownership and the new owners' basis in the net assets and liabilities acquired. As a result, the statement of operations and the statement of cash flows for the eleven and a half months ended December 12, 2003 and the years ended December 31, 2002 and 2001 reflect the results of Ref-Fuel Holdings prior to purchase accounting adjustments and the statement of operations of statement of cash flows for the period ended December 31, 2003, reflect the impact of purchase accounting adjustments arising from the MSW Transactions.

     Prior to the MSW Transactions, profits and losses of Ref-Fuel Holdings were allocated among its members based on ownership percentages. Subsequent to the MSW Transactions profits and losses are allocated based upon the members' ownership percentages except for the amortization of the variances in purchase price. All significant intercompany accounts and transactions have been eliminated in consolidation.

     All of the American Ref Fuel Partnerships are indirect wholly owned subsidiaries or controlled subsidiaries of American Ref-Fuel. The consolidated financial statements of Ref-Fuel Holdings include the accounts of Ref-Fuel Holdings, its controlled subsidiaries and certain investments.

Results of Operations

Comparison of the Combined Results for the Year Ended December 31, 2003 and for the Year Ended December 31, 2002

     Total Net Revenues. Total net revenues were $469.3 million for the year ended December 31, 2003, an increase of $30.8 million, or 7%, over the prior year. Net revenues increased mainly as a result of improved pricing; approximately $4.3 million due to waste pricing increases, $10.4 million due to energy pricing improvements and $2.0 million from higher prices for recovered metals. Other drivers of the increase related to increased production and volumes; $6.0 million resulting from increased hauling and transfer station operations, $2.4 million due to increased steam production at the Niagara facility, $7.4 million due to an increase in ash disposal volumes, and $5.5 million over all increased production. This increase in revenues was offset by $6.7 million of additional amortization of intangible contract assets resulting from the Redemption and the MSW Transactions.

     Expenses. Operating and other expenses were $192.2 million for the year ended December 31, 2003, an increase of $20.5 million, or 12% from the prior year. The most significant increase, approximately $11.2 million, resulted from increased disposal costs associated with the hauling and transfer station operations and ash disposal. The remaining increases were primarily attributable to increased maintenance expenses at the plants.

     Depreciation and amortization of $59.2 million for the year ended December 31, 2003, decreased by $8.0 million, or 12 %, over the prior year. This decrease resulted from the third quarter 2002 change in estimated of useful lives of certain plant and equipment and the elimination of certain intangible assets as a result of the purchase accounting adjustments recorded on account of the Redemption.

     General and administrative expenses were $44.3 million for the year ended December 31, 2003, an increase of $0.7 million, or 2%, from the prior year period. The difference from the prior year relates to several transactions which occurred in 2002, including the relocation costs associated with Ref-Fuel Holdings' corporate office move to Montvale, New Jersey, which was partially offset by approximately $1.1 million reimbursement of legal expenses received. During 2003, there was an increase in development spending related to the exploration of the development of new plant facilities and $1.9 million of increased insurance expenses, which further offset this difference.

     Interest Income. Interest income was $3.2 million for the year ended December 31, 2003, a decrease of $0.5 million, or 14%, as compared to the prior year. This decrease was generally due to the change in interest rates on invested funds.

     Interest Expense. Interest expense was $62.1 million for the year ended December 31, 2003, an increase of $1.2 million, or 2%, from the prior year. The increase was due to the refinancing of variable rate debt with fixed rate debt at 6.26% in May, 2003, partially offset by reduced balances on project-related debt.

     Loss on Early Extinguishment of Debt. Ref-Fuel Holdings expensed approximately $3.2 million of deferred financing costs associated with the refinancing of debt during 2003. There was no such expense in 2002.

     Equity in Earnings of Equipment Leasing Entities. As a result of the Redemption, Ref-Fuel Holdings no longer had an interest in the equipment leasing entities in 2003, which caused the decrease in the equity earnings of equipment leasing entities of $15.5 million from 2002.

     Other expense, net. Other expenses were $0.3 million for the year ended December 31, 2003, a decrease of $0.5 million, or 63% from the prior year period. Other expenses consist primarily of income taxes levied on certain wholly owned non-operating subsidiaries of Ref-Fuel Holdings that are taxable corporations.

     Income Attributable to Class B Minority Interests. Minority interest in net income of subsidiaries of $4.9 million for the year ended December 31, 2002 was due to Allied's interests in the HENS partnerships, which no longer existed as a result of the Redemption.

Liquidity and Capital Resources

     Ref-Fuel Holdings has historically generated funds from its operations providing funding for its working capital requirements, capital spending, debt repayments and dividend payout. The other source of liquidity was a $325 million credit facility with a group of lending institutions. The facility provided for term loans of $215 million to be borrowed by Ref-Fuel Holdings and its subsidiaries and for a revolving credit facility of up to $110 million, including $35.0 million of which could be used for letters of credit. Ref-Fuel Holdings is contingently liable to furnish $25.0 million in letters of credit as collateral under an indemnity agreement if Ref-Fuel Holdings' long-term debt rating was reduced to below investment grade.

     On May 9, 2003, American Ref-Fuel completed the sale of $275 million aggregate principal amount of 6.26 percent Senior Notes due 2015. The proceeds of the financing were used to repay $242.6 million under the outstanding credit facility, fund debt service reserve accounts and for general corporate purposes. As part of this refinancing, American Ref-Fuel entered into an amended and restated revolving credit facility (the Amended Credit Facility) for up to $75 million, including $45 million of which could be used for letters of credit. Under the terms of the credit facility, American Ref-Fuel is subject to certain financial covenants, with respect to leverage and adjusted cash flow coverage ratios. As of December 31, 2003, there were no borrowings and $7.0 million in letters of credit outstanding.

Cash Flows

Operating Activities

     Ref-Fuel Holding's net cash flows provided by operating activities totaled $185.9 million for the year ended December 31, 2003, compared with $198.6 million for the year ended December 31, 2002. The decrease in cash flow from operating activities of $12.7 million is attributable to a $23.8 million payout under a terminated long-term compensation plan in 2003 that did not occur in 2002, offset by increased operating income in 2003.

Investing Activities

     Cash flows utilized in investing activities are typically related to capital additions and restricted cash changes. Ref-Fuel Holdings is required to maintain cash and investment balances that are restricted by provisions of its debt agreements and lease agreements. Ref-Fuel Holdings' capital additions consist primarily of expenditures to maintain the operating facilities, including expenditures for replacement and refurbishment of equipment and environmental compliance that increase value, change capacities or extend useful lives.

     Cash flows utilized in investing activities totaled $34.2 million for the year ended December 31, 2003, compared with $69.5 million for the year ended December 31, 2002. The reduction of $35.3 million is primarily due to a change in the requirement for restricted cash due to changes in the timing of debt payments.

Financing Activities

     Cash flows utilized in financing activities are related to borrowings of long-term debt, principal payments of long-term debt and distributions to members.

     Cash flows utilized in financing activities totaled $125.3 million for the year ended December 31, 2003, compared with $110.7 million for the year ended December 31, 2002. In 2002, Ref-Fuel Holdings borrowed $40.0 million against its revolving credit facility, and repaid debt of $56.0 million. Ref-Fuel Holdings increased its outstanding borrowings by approximately $325.3 million partially in conjunction with the refinancing of the Senior Notes in 2003. Repayments of debt were approximately $372.9 million. Additionally, distributions to members decreased by $22.0 million in 2003.

Capital Structure and Resources

     As of December 31, 2003, the ARC operating companies had an aggregate of $883.7 million in outstanding project debt, with maturities ranging from 2003 to 2026. Certain operating companies are obligated to restrict funds on a monthly basis for payment of project debt and certain operating companies are required to maintain debt service reserve funds. Ref-Fuel Holdings management believes that all debt service reserve funds requirements have been satisfied.

     In order to provide American Ref-Fuel with an additional source of funds to meet calls on American Ref-Fuel's project support obligations, each Member has entered into the Equity Contribution Agreement pursuant to which each Member has agreed to provide up to $50 million in equity capital to the Company. Each Member's obligation to make equity contributions under the Equity Contribution Agreement is conditioned upon the other making an equal contribution and is limited to each making no more than $50 million of aggregate equity contributions. If a Member is not rated at least BBB by S&P, such party is required to provide a letter of credit from a commercial bank that is rated at least A- by S&P to secure its obligations under the Equity Contribution Agreement.

Commitments and Contingencies

     The following is a schedule of Ref-Fuel Holdings' contractual obligations outstanding at December 31, 2003 (in thousands):


Contractual                 Less than 1                               More than 5
  Obligation     Total          Year       1-3 Years     3-5 Years        Years
-----------------------------------------------------------------------------------

Long Term
 Debt
 Obligations    $1,142,687       $81,907      $166,559      $188,938      $705,283
Operating
 Lease
 Obligations       160,781        13,487        27,789        26,245        93,260
Other Long-
 Term
 Obligations        18,936         6,025         2,894             -        10,017
             ----------------------------------------------------------------------
Total           $1,322,404      $101,419      $197,242      $215,183      $808,560
             ======================================================================

     Additionally, a consolidated subsidiary of Ref-Fuel Holdings maintained employment agreements with nine of its officers which expired on December 31, 2003. These agreements were replaced with new agreements on January 1, 2004, the maximum liability of which is $2.2 million.

Effect of Inflation

     Ref-Fuel Holdings' management believes that Ref-Fuel Holdings' results of operations have not been materially impacted by inflation over the past three years.

Critical Accounting Policies

     The management of Ref-Fuel Holdings is responsible for its financial statements and has evaluated the accounting policies used in their preparation. The management of Ref-Fuel Holdings believes these policies to be reasonable and appropriate. The following discussion identifies those accounting policies that Ref-Fuel Holdings believes are critical in the preparation of Ref-Fuel Holdings' financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.

     Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, fair market value assumptions, power assets, waste contracts, intangible assets, liabilities for self-insurance and certain landfill liabilities. Such estimates are subsequently revised, as necessary, when additional information becomes available. Actual results could differ from those estimates.

     Revenue Recognition. Ref-Fuel Holdings recognizes revenue from two major sources: waste disposal services and energy production. Revenue from waste disposal services is recognized as waste is received and revenue from energy production is recognized as the energy is delivered. Each operating facility has one or more long-term power sales contracts for the sale of energy with contracts expiring in 2009 to 2021. Each ARC operating facility is contractually obligated for waste services from its host community or communities with contracts expiring in 2009 to 2020. In addition to the host community contracts, certain facilities enter into long-term waste service contracts with surrounding communities. Additionally, TransRiver, a wholly-owned subsidiary of Ref-Fuel Holdings, markets waste capacity not committed to long-term waste contracts.

     In connection with the acquisition of the Semass Partnership, Ref-Fuel Holdings is accounting for the long-term power contracts acquired in accordance with Emerging Issues Task Force (EITF) Issues 91-6 "Revenue Recognition of Long-Term Power Sales Contracts" and EITF 96-17 "Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms" which require the Semass Partnership and Ref-Fuel Holdings to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made quarterly based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost. Ref-Fuel Holdings provides for depreciation using the straight-line method over the estimated useful lives of the assets. Cost and accumulated depreciation of retired or disposed plant and equipment are removed from the respective accounts and the gain or loss, if any, is reflected in net income.

     Routine repairs and maintenance are charged against current operations. Expenditures that increase value, change capacities or extend useful lives are capitalized.

     Ref-Fuel Holdings maintains a supply of various spare parts integral to its operations. Certain spare parts which management does not expect to use within the upcoming year have been classified as long-term spare parts inventory within property, plant and equipment.

     Landfill Costs. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset.

     SFAS 143, which primarily impacts Ref-Fuel Holdings' accounting for landfill operation, does not change the landfill accounting followed historically by Ref-Fuel Holdings. Ref-Fuel Holdings expenses costs for future closure and post-closure obligations on a per-unit basis as the landfill space is consumed. This practice will continue to be followed upon adoption of SFAS 143 except, under the new rules; costs associated with future final capping activities that occur during the operating life of the landfill will be accounted for as an asset retirement obligation. Effective January 1, 2003, upon adoption of SFAS 143, Ref-Fuel Holdings recognized an asset and corresponding liability of approximately $0.7 million relating to the landfill retirement obligations related to post-closure activities equal to their estimated fair value. Landfill retirement costs arising from post-closure obligations, which were capitalized as part of the landfill asset, are amortized consistent with Ref-Fuel Holdings' current estimated life and are non-cash in nature. Landfill retirement costs arising from final capping obligations, will be amortized on a units-of-consumption basis over the estimated number of tons of waste that each final capping event covers.

     Goodwill. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and intangible assets acquired. Effective January 1, 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), Ref-Fuel Holdings stopped recording goodwill amortization and performed its assessment of its reporting units and its initial assessment of impairment, which was estimated using discounted cash flows. Additionally, Ref-Fuel Holdings performed its required annual fair value testing of its recorded goodwill for its reporting units using the discounted cash flows approach which was consistent with the approach used upon adoption of SFAS 142. Based upon its most recent analysis, Ref-Fuel Holdings believes that no impairment exists.

     Energy Contract Intangibles. Energy contract intangibles represent the amount by which the contractual rates in long-term energy sales contracts held by certain subsidiaries of Ref-Fuel Holdings exceeded fair value on the dates that such contracts were acquired. These contract related intangibles are being amortized against income as a reduction of energy revenues on a straight-line basis over periods ranging from 10 to 20 years, which represented the remaining term of the applicable contracts as of the dates of acquisition.

     Operating Lease. The fair value adjustment related to the operating lease with respect to the Delaware Valley facility represents the liability by which the present value of future rent payments on the Delaware Valley facility lease exceeds the fair value of the Delaware Valley facility as of the acquisition date. This amount is being amortized as a decrease in facility rent expense on a straight-line basis over approximately 15 years, which represented the life of the associated lease at the time of acquisition.

     Long-Term Waste Contracts. The fair value adjustment related to the acquired long-term waste contracts represents the liability by which the present value of costs of disposal and processing of waste delivered pursuant to certain long-term waste contracts held by the Semass Partnership exceeded the estimated fair value of the contract revenue at the date of acquisition. The liability is being amortized as an increase to waste disposal revenues using the straight-line method and an increase to interest expense using the effective interest method over 19 years, the remaining term of the applicable contracts as of the date of acquisition.

     Review of Long-Lived Assets. Ref-Fuel Holdings reviews long-lived assets for impairment, whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. Ref-Fuel Holdings performs cash flow analyses to determine if impairment exists. If the sum of the expected future cash flows is less than the carrying amount, an impairment loss is recognized. Based upon its most recent analysis, Ref-Fuel Holdings believes that no impairment exists. Additionally, Ref-Fuel Holdings periodically reviews the estimated useful lives of long-lived assets.

     Taxation. The operating subsidiaries consist of limited liability companies and partnerships. Accordingly, income taxes are not levied at the Ref-Fuel Holdings level, but rather on the individual members. Certain wholly-owned non-operating subsidiaries of Ref-Fuel Holdings are taxable corporations.

Effect of New Accounting Standards

     In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the periods beginning after June 15, 2003. Ref-Fuel Holdings does not believe that it will have a material effect on its financial position, results of operations or cash flows.

RISK FACTORS

     Any of the following risks could materially adversely affect our business, financial condition or results of operations.

     Our substantial indebtedness and the substantial indebtedness of American Ref-Fuel could adversely affect our financial condition.

     We have a substantial amount of indebtedness. As of December 31, 2003, our total indebtedness was $200 million, which represented approximately 55.5% of our total capitalization. As of December 31, 2003, American Ref-Fuel's total indebtedness was approximately $1.1 billion, which represented approximately 60.7% of American Ref-Fuel's total capitalization.

     This substantial indebtedness could have important consequences. For example, it could

     -- make it more difficult for us to satisfy our obligations with respect to our outstanding debt, including our repurchase obligations;

     -- increase our vulnerability to general economic and industry conditions;

     -- limit our flexibility in planning for, or reacting to, changes in the business and industry in which American Ref-Fuel operates;

     -- place us and American Ref-Fuel at a competitive disadvantage compared to competitors of American Ref-Fuel that have less debt; and

     -- limit our ability to borrow additional funds in order to make capital contributions to fund the ARC operating facilities.

     Our indenture imposes significant operating and financial restrictions on us.

     The indenture governing our outstanding debt contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

     --   incur additional indebtedness;

     --   create liens;

     --   pay dividends or make other equity distributions;

     --   purchase or redeem capital stock;

     --   make investments;

     --   sell assets or consolidate or merge with or into other companies; and

     --   engage in transactions with affiliates.

     Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Moreover, it is possible that in the future the owners of MSW Energy Holdings and MSW Energy II could determine to merge those companies with each other or into Ref-Fuel Holdings. While such a merger would be required to comply with the terms of the indenture, a result would be an increase in the amount of indebtedness of the successor.

     Our sole source of cash flow relates to our investment in Ref-Fuel Holdings, whose sole source of cash flow, in turn, relates to its 100% interest in American Ref-Fuel, and accordingly our performance will depend solely on cash distributions from American Ref-Fuel and Ref-Fuel Holdings.

     We will need to receive sufficient ongoing cash distributions from Ref-Fuel Holdings in order to pay principal and interest on our outstanding debt. Accordingly, our ability to service our debt is subject to a number of risks, including the following:

     -- We depend on the ability of American Ref-Fuel and its subsidiaries to generate sufficient cash flow to service American Ref-Fuel's significant debt and to make distributions to Ref-Fuel Holdings. The business of American Ref-Fuel is subject to a variety of risks, many of which, as described below, are outside the control of American Ref-Fuel. Any of these risks could affect American Ref-Fuel's ability to generate cash flow. In the event that American Ref-Fuel fails to generate cash flow sufficient to make distributions to Ref-Fuel Holdings, we will not be able to pay interest and principal on our outstanding debt.

     -- American Ref-Fuel and the ARC operating companies have a significant amount of indebtedness outstanding. The ARC operating companies must satisfy restrictions imposed by their debt agreements on distributions to American Ref-Fuel, and American Ref-Fuel must satisfy restrictions imposed by its debt agreements on distributions to Ref-Fuel Holdings. The ARC operating companies must also satisfy any applicable legal restrictions on distributions to equity holders before making cash distributions to American Ref-Fuel, and American Ref-Fuel must also satisfy any applicable legal restrictions on distributions to equity holders before making cash distributions to Ref-Fuel Holdings.

     We own an indirect 49.8% membership interest in American Ref-Fuel and have voting control over an additional 0.2% interest, and our lack of unilateral control over American Ref-Fuel could adversely affect our financial condition.

     We own an indirect 49.8% membership interest and have voting control over an additional 0.2% interest in Ref-Fuel Holdings, which owns 100% of American Ref-Fuel. Voting by the board of directors of Ref-Fuel Holdings is done in accordance with ownership percentage. The other 50% membership interest in Ref-Fuel Holdings is currently owned by MSW Energy II. Notwithstanding the fact that affiliates of CSFB Private Equity indirectly own a majority of the membership interests of Ref-Fuel Holdings, the consent of Highstar, as one of our 50% owners, is required for member actions to be taken by Ref-Fuel Holdings.

     All actions by the board require the affirmative vote of representatives designated by members holding a majority of the membership interests. As the current holders of 50% of the voting interests in Ref-Fuel Holdings, we and MSW Energy II have equal voting rights. However, MSW Energy II may have intentions with respect to Ref-Fuel Holdings and American Ref-Fuel that are different than ours. Additionally, MSW Energy II has its own outstanding indebtedness, which is secured by, among other things, its interest in Ref-Fuel Holdings. Our inability to unilaterally control decisions made by the board of directors of Ref-Fuel Holdings could impair our ability to service our outstanding debt. If the Equalization Transactions are consummated, affiliates of CSFB Private Equity will own a majority of the interests in Ref-Fuel Holdings and control a majority of the board of directors of Ref-Fuel Holdings. However, the board of directors of Ref-Fuel Holdings will not be able to enter into significant transactions without the consent of the affiliate of AIGGIG, and therefore, neither we, MSW Energy II nor CSFB Private Equity will be able to unilaterally control decisions made by Ref-Fuel Holdings.

     We may not have the ability to raise the funds necessary to finance any change of control offer required by the indenture governing certain of our outstanding debt or to pay principal on our outstanding debt.

     If we undergo a change of control, as defined in the indenture, we may need to refinance large amounts of our debt. If a change of control occurs, we must offer to buy back our Senior Notes for a price equal to 101% of the principal amount, plus any accrued and unpaid interest, and liquidated damages, if any. We may not have sufficient funds available for us to make any required repurchases under the indenture. If we fail to make the required repurchases, we will go into default under the indenture. A default under the indenture may cause all of the indebtedness under the indenture to become due and payable. It is unlikely that we would be able to repay or refinance all of that indebtedness in those circumstances. Any future debt that we incur may contain restrictions on repayment upon a change of control. If any change of control occurs, we may not have sufficient funds to satisfy all of our debt obligations. The purchase offer requirements could also delay or make it more difficult for others to effect a change of control. Further, the definition of change of control includes a phrase relating to "all or substantially all." Although there is a limited body of case law interpreting the phrase "substantially all," there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of our Senior Notes to require us to repurchase its notes as a result of a sale, lease, transfer, conveyance or other disposition of less than all of our assets may be uncertain.

     Despite current indebtedness levels, American Ref-Fuel and its subsidiaries may incur significant additional indebtedness, which would further increase the risks associated with our substantial indebtedness and the substantial indebtedness of American Ref-Fuel and its subsidiaries.

     Our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indebtedness do not prohibit our subsidiaries from doing so. If new debt is added to our subsidiaries' current debt levels, the related risks that we and they face would be increased. In addition, the indenture does not prevent us from incurring obligations that do not constitute indebtedness. Furthermore, American Ref-Fuel and its subsidiaries may be able to incur substantial additional indebtedness in the future.

     We are controlled by AIGGIG and CSFB Private Equity or their respective affiliates, whose interests in our business may be different than holders of our outstanding debt.

     Affiliates of AIGGIG and CSFB Private Equity own all of our equity and are able to control our affairs in all cases. With the exception of one independent director, who is entitled to vote only with respect to certain bankruptcy matters, our entire board has been designated by affiliates of AIGGIG and CSFB Private Equity and is associated with AIGGIG and CSFB Private Equity. In addition, affiliates of AIGGIG and CSFB Private Equity control the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

     For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of AIGGIG and CSFB Private Equity as equity holders might conflict with the interests of the holders of our debt. Affiliates of AIGGIG and CSFB Private Equity may also have an interest in pursuing, or having American Ref-Fuel pursue, acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though those transactions might involve risks to the holders of our debt. In addition, AIGGIG and CSFB Private Equity or their affiliates may in the future own businesses that directly compete with ours.

     If American Ref-Fuel or the ARC operating companies were to become bankrupt, the creditors of American Ref-Fuel would be paid in full before any distributions are made to Ref-Fuel Holdings.

     In the event of any bankruptcy, liquidation or reorganization of American Ref-Fuel or the ARC operating companies, creditors of American Ref-Fuel or the ARC operating companies, as applicable, would have to be paid in full before American Ref-Fuel could make any distributions to Ref-Fuel Holdings. Distributions, if any, from Ref-Fuel Holdings to us may be insufficient for us to pay interest and principal on our outstanding debt or to meet our financial and other obligations.

     American Ref-Fuel's revenues depend on the operation of the ARC operating facilities.

     American Ref-Fuel's receipt of distributions from the ARC operating companies and TransRiver are dependent on the successful operation of the ARC operating facilities. The operation of the ARC operating facilities involves many risks, including:

     --   the breakdown or failure of equipment or processes;

     -- difficulty or inability to find suitable replacement parts for equipment;

     -- the performance of the ARC operating facilities below expected levels of waste throughput, electric or steam generation or efficiency;

     --   the unavailability of sufficient quantities of waste;

     --   decreases in the fees for solid waste disposal;

     -- decreases in the demand or market prices for recovered ferrous and nonferrous metal;

     --   disruption in the transmission of electricity generated;

     --   labor disputes;

     --   operator error;

     -- catastrophic events such as hurricanes, earthquakes, floods and acts of terrorism that damage or destroy the facilities or the area in which the facilities are located.

     -- changes in law or application of law (including any applicable environmental laws or permit requirements); and

     --   the exercise of the power of eminent domain.

     While American Ref-Fuel will maintain insurance to protect against certain of these risks, the insurance may not cover all of these risks and the proceeds of the insurance may not fully compensate for damages to the ARC operating facilities and the ARC operating facilities' lost revenues or increased expenses. A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to American Ref-Fuel to make distributions to Ref-Fuel Holdings, which in turn would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would adversely affect our financial condition.

     American Ref-Fuel depends on performance by third parties under contractual arrangements.

     American Ref-Fuel depends on third parties to, among other things, purchase the electric and steam energy produced by the ARC operating facilities, and supply and deliver the waste and other goods and services necessary for the operation of the ARC operating facilities. The viability of the ARC operating facilities and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings depend significantly upon the performance by third parties in accordance with the contracts entered into by the ARC operating companies and the third parties in connection with the ARC operating facilities.

     If the third parties to those contracts do not perform their obligations, or are excused from performing their obligations because of nonperformance by the ARC operating companies or other parties to the documents, or due to force majeure events or changes in laws or regulations, the ARC operating companies may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. Furthermore, the ability of the ARC operating companies and TransRiver to make distributions to American Ref-Fuel may be adversely affected, which may adversely affect our financial condition. In addition, the bankruptcy or insolvency of a participant or third party in the ARC operating facilities could result in nonpayment or nonperformance of that party's obligations to the ARC operating companies and could adversely affect the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings, which in turn would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would decrease or eliminate the funds available to us.

     American Ref-Fuel is obligated to provide financial support to the ARC operating companies.

     American Ref-Fuel guarantees or provides financial support for each of the ARC operating companies, in one or more of the following forms:

     -- guarantees of certain debt (Hempstead facility, $42,670,000; Seconn facility, approximately $43,500,000; Niagara facility, approximately $165,010,000; Semass facility $5,000,000);

     -- support agreements in connection with service or operating agreement-related obligations for each of the Hempstead facility, the Semass facility, the Seconn facility and the Delaware Valley facility;

     -- the obligation to pay each lease payment installment in connection with the Hempstead facility and the Seconn facility to the extent required for the Hempstead partnership and the Seconn partnership to fulfill their obligations under their respective lease agreements;

     --   contingent credit support for damages from performance failures;

     --   environmental indemnities; and

     -- contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.

     Many of these contingent obligations cannot readily be quantified but they may be material to American Ref-Fuel's cash flow and financial condition. If American Ref-Fuel were required to provide this support, it could materially and adversely affect its ability to make payments with respect to the outstanding principal of, premium, if any, and interest on the indebtedness of American Ref-Fuel, and, accordingly, affect American Ref-Fuel's ability to make distributions to Ref-Fuel Holdings and, in turn, affect Ref-Fuel Holdings' ability to make distributions to us.

     American Ref-Fuel's operations are concentrated in one region, and its revenue is highly dependent on two facilities.

     All of the ARC operating facilities are located in the northeastern United States. The entrance of new competitors into the market or the expansion of existing competitors could have a material adverse effect on distributions available to American Ref-Fuel from the ARC operating companies and, ultimately, on our financial condition.

     American Ref-Fuel's Hempstead facility and its Semass facility accounted for approximately 52% of American Ref-Fuel's net revenues in 2003, and are expected to continue to account for a significant percentage of its net revenues for the foreseeable future. Moreover, the existing waste supply contract and power purchase agreement for the Hempstead facility will expire in 2009. The power purchase agreement for the Hempstead facility with the Long Island Power Authority provided for approximately 10% of American Ref-Fuel's total net revenues in 2003. American Ref-Fuel may not be able to secure alternate arrangements on substantially the same terms, if at all, to replace the Hempstead facility's existing waste supply contract or power purchase agreement. If American Ref-Fuel is unable to secure these arrangements, our ability to service our outstanding debt could be negatively impacted.

     American Ref-Fuel depends on a significant supply of solid waste.

     If the ARC operating facilities do not obtain a supply of solid waste at prices and quantities that are sufficient to operate the ARC operating facilities at their expected operating levels, it will adversely affect the operations of American Ref-Fuel and its ability to make distributions to Ref-Fuel Holdings, which would adversely affect our financial condition. One or more of the following factors could impact the price and supply of waste:

     --   defaults by waste suppliers under their contracts;

     --   a decline in solid waste supply due to increased recycling;

     --   composting of municipal solid waste;

     -- legal prohibitions against disposal of certain types of solid waste in WTE facilities; or

     -- increased competition from landfills, recycling facilities and transfer stations.

     In addition, state and local governments mandate recycling and waste reduction at the source and the scope of these recycling and waste reduction mandates may be enlarged in the future. The ARC operating companies may not be successful in obtaining sufficient quantities of waste at adequate prices for the successful operation of the ARC operating facilities. Failure to obtain sufficient waste could have a material adverse effect on distributions available to American Ref-Fuel from the ARC operating companies and, ultimately, on our financial condition.

     Failure to comply with environmental permitting and governmental regulations would adversely affect American Ref-Fuel's operations.

     The ARC operating facilities are subject to extensive federal, state and local laws and regulations related to the environment, health and safety and associated compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and/or remedial liabilities. The costs and liabilities of any of these results could adversely affect the operations of one or more of the ARC operating facilities. Environmental laws and regulations may also limit American Ref-Fuel's ability to operate the ARC operating facilities at maximum capacity or at all. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. Stricter environmental regulations could materially affect American Ref-Fuel's cash flow and its ability to make distributions to Ref-Fuel Holdings, which would have an adverse effect on our financial condition.

     The costs of addressing future environmental requirements at the ARC operating facilities or at disposal facilities where ARC operating facilities have disposed of waste are difficult to estimate. Although American Ref-Fuel reports that it believes that all of its operations are compliant in all material respects with the requirements of environmental laws and regulations, the ARC operating facilities may not at all times be in compliance with all applicable environmental laws and regulations or that steps to bring American Ref-Fuel's facilities into compliance will not limit American Ref-Fuel's ability to make distributions to Ref-Fuel Holdings.

     Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. Regulatory authorities may not renew or reissue the permits. In addition, any renewed or reissued environmental permit may contain new, more stringent requirements resulting in the need for additional capital and operating expenditures due to additions to or modifications of the ARC operating facilities in order to bring the ARC operating facilities into compliance with the renewed or reissued permits' terms. Certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue. Any of the following events could adversely affect the amount of distributions available to American Ref-Fuel and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings:

     --   loss of environmental permits;

     --   reduction in allowed operations;

     -- failure or delay in the renewal or reissuance of environmental permits;

     -- any increase in operating costs resulting from any renewed or reissued environmental permit; and

     -- any expenditures, penalties, restrictions and/or liabilities resulting from any other non-compliance.

     Changes in electricity regulation could have an adverse impact on American Ref-Fuel.

     The ARC operating companies derive a significant amount of revenue from the sale of electric power. The electric power generation business is subject to substantial regulation and the ARC operating companies are required to comply with numerous laws and regulations in order to sell the power generated from the ARC operating facilities. These laws and regulations could be revised and new laws and regulations could be adopted. The power purchase agreements with respect to each ARC operating facility could be adversely affected if amendments to, or a repeal of, existing regulations with respect to the production of energy were enacted that reduce the benefits currently afforded under the power purchase agreements. A reduction in benefits could adversely affect the amount of distributions available to American Ref-Fuel and its ability to make payment of the principal of and premium, if any, and interest on its debt and to make cash distributions to Ref-Fuel Holdings. American Ref-Fuel's business could be materially and adversely affected by statutory or regulatory changes or administrative or judicial interpretations of existing statutes, regulations or licenses that impose more comprehensive or stricter energy regulation on American Ref-Fuel.

     American Ref-Fuel's insurance may be inadequate and impact its ability to service its debt and make distributions to its equity holders.

     American Ref-Fuel maintains comprehensive insurance with respect to the ARC operating facilities, including general liability, boiler and machinery coverage, all risk fire and casualty insurance (with business interruption coverage) covering, among other things, damage caused by fire, floods or earthquake. American Ref-Fuel's insurance coverage may not be available in the future on commercially reasonable terms or at commercially reasonable rates or that the amounts for which each ARC operating facility is insured will cover all unanticipated losses. If there is a total or partial loss of one or more ARC operating facilities, the insurance proceeds received by American Ref-Fuel in respect thereof may not be sufficient to satisfy the indebtedness with respect to the affected ARC operating facility. A total or partial loss of one or more ARC operating facilities could impact the ability of American Ref-Fuel to make payments with respect to its debt and to make cash distributions to Ref-Fuel Holdings

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     None.

Item 8. Financial Statements and Supplementary Data

                         Report of Independent Auditors



To the Members and Board of Directors of MSW Energy Holdings LLC and Subsidiaries:


In our opinion, the accompanying consolidated balance sheet and the related statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of MSW Energy Holdings LLC and Subsidiaries (the "Company") at December 31, 2003 and the results of their operations and their cash flows for the period from inception (June 30, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these consolidated statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Florham Park, NJ
March 29, 2004

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)


                               Assets
                                                                    December 31, 2003
                                                                    -----------------
Current assets
 Cash and cash equivalents                                                    $5,513
 Restricted cash                                                                 564
 Other current assets                                                             76
                                                                    -----------------
   Total current assets                                                        6,153
 Investment in Ref-Fuel Holdings                                             372,672
 Deferred financing fees, net                                                  7,821
 Restricted cash                                                               5,001
                                                                    -----------------
   Total assets                                                             $391,647
                                                                    =================

                  Liabilities and Members' Equity

Liabilities
 Accounts payable and accrued liabilities                                       $556
 Due to related party                                                            480
 Accrued interest                                                              5,667
 Current portion of other long-term liabilities                                  500
                                                                    -----------------
   Total current liabilities                                                   7,203
 Senior notes                                                                200,000
 Other long-term liabilities                                                  24,333
                                                                    -----------------
   Total Liabilities                                                         231,536
                                                                    -----------------
Commitments and contingencies (Notes 3 and 7)
Members' equity
   Total members' equity                                                     160,111
                                                                    -----------------
   Total liabilities and members' equity                                    $391,647
                                                                    =================

  The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                 (in thousands)



                                                                    From Inception
                                                                    (June 30, 2003)
                                                                    to December 31,
                                                                         2003
                                                                  --------------------
Revenues
 Equity in net earnings of Ref-Fuel Holdings                                  $21,603
 Interest income                                                                   91
                                                                  --------------------
                                                                               21,694
                                                                  --------------------
Expenses
 Interest expense                                                               8,500
 Accretion of Duke Agreement obligation                                           993
 Amortization of deferred financing fees                                          561
 Other expenses                                                                 1,029
                                                                  --------------------
Total expenses                                                                 11,083
                                                                  --------------------
Net income                                                                    $10,611
                                                                  ====================

     The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                                 (in thousands)


Balance at Inception (June 30, 2003)                                                $-
 Contributions from members                                                    150,000
 Distribution to members                                                          (500)
 Net income                                                                     10,611
                                                                      -----------------
Balance, December 31, 2003                                                    $160,111
                                                                      =================


     The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                           From Inception
                                                                          (June 30, 2003)
                                                                          to December 31,
                                                                                2003
                                                                       ----------------------
Cash flows from operating activities:
 Net income                                                                          $10,611
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in earnings of Ref-Fuel Holdings                                           (21,603)
   Accretion of Duke Agreement obligation                                                993
   Amortization of deferred financing fees                                               561
   Distributions received from Ref-Fuel Holdings                                      13,720
 Changes in operating assets and liabilities:
   Increase in other current assets                                                      (76)
   Increase in accounts payable and accrued liabilities                                  556
   Increase in due to related party                                                      480
   Increase in accrued interest on Senior Notes                                        5,667
   Decrease in other long-term liability                                                (500)
                                                                       ----------------------
     Net cash provided by operating activities                                        10,409
                                                                       ----------------------

Cash flows from investing activities:
   Payments for purchase of Ref-Fuel Holdings                                       (340,449)
   Increase in restricted cash                                                        (5,565)
                                                                       ----------------------
     Net cash used in investing activities                                          (346,014)
                                                                       ----------------------
Cash flows from financing activities:
   Proceeds from long-term debt offering                                             200,000
   Contributions from members                                                        150,000
   Distribution to members                                                              (500)
   Payment of deferred financing fees                                                 (8,382)
                                                                       ----------------------
     Net cash provided by financing activities                                       341,118
                                                                       ----------------------
Net increase in cash and cash equivalents                                              5,513
Cash and cash equivalents, beginning of period                                             -
                                                                       ----------------------
   Cash and cash equivalents, end of period                                           $5,513
                                                                       ======================
Supplemental cash flow disclosure
   Cash paid for interest                                                             $3,117
                                                                       ======================

     The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

     MSW Energy Holdings LLC (''MSW'' and collectively hereinafter with its subsidiaries, referred to as the ''Company''), a Delaware limited liability company and its wholly-owned subsidiaries, MSW Energy Finance Co., Inc. (''MSW Finance''), a Delaware corporation, and MSW Energy Hudson LLC (''MSW Hudson''), a Delaware limited liability company, were formed and organized in 2003 for the purpose of acquiring and holding a 50% interest in Ref-Fuel Holdings LLC (formerly Duke/UAE Ref-Fuel LLC) (''Ref-Fuel Holdings''), pursuant to an equity purchase agreement between Duke Energy Corp. ("Duke Energy") and MSW. Ref-Fuel Holdings' sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (''ARC'' or ''American Ref-Fuel''). American Ref-Fuel is an owner and operator of six waste-to-energy facilities in the United States. The initial acquisition of Ref-Fuel Holdings (the ''Initial Closing'') was completed on June 30, 2003 (Note 3). Prior to June 30, 2003, MSW had no operations.

     MSW is operated under an amended and restated limited liability company agreement (the ''LLC Agreement'') dated June 24, 2003.

     MSW Finance was organized in June 2003, for the sole purpose of acting as co-issuer with MSW of $200.0 million aggregate principal amount of 8 1/2 percent senior secured notes due September 1, 2010 (''Senior Notes'') (Note 4). Other than serving as co-issuer, MSW Finance does not conduct operations of its own and has no assets.

     MSW Hudson holds the Company's interest in Ref-Fuel Holdings, and acts as guarantor of the Senior Notes.

     On December 12, 2003, United American Energy Holdings Corp. ("UAE Holdings") announced that it had entered into an agreement and plan of merger with MSW Merger LLC ("MSW Merger", an affiliate of CSFB Private Equity, Inc. ("CSFB Private Equity")), one of MSW's two members, to acquire UAE Holdings' indirect 50% ownership interest in Ref-Fuel Holdings in a series of transactions (the "UAE Transactions"). The UAE Transactions were completed on December 12, 2003. After completion of the UAE Transactions, MSW Energy Holdings II LLC ("MSW II"), an indirect subsidiary of UAE Holdings, holds a direct and indirect 50% membership interest in Ref-Fuel Holdings. Accordingly, on December 12, 2003, Ref-Fuel Holdings became majority owned, directly and indirectly, and controlled by affiliates of the Company's members (the "Control Group").

2.   Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of MSW and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities at the date of the financial statements; (b) disclosure of contingent assets and liabilities at the date of the financial statements; and (c) the reported amounts of revenues and expenses recognized during the reporting period. Significant estimates include the preliminary allocation of the purchase price to the fair value of the Company's share of the Ref-Fuel Holdings net assets at the date of acquisition. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include cash balances and unrestricted short-term investments with original maturities of three months or less. All of the Company's cash is maintained by one financial institution in segregated accounts.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash and Investments

     The Company is required, under certain circumstances, to maintain cash and investment balances that are restricted by provisions of debt and other agreements. These amounts are held by financial institutions in order to comply with contractual provisions requiring reserves for payments such as interest on the Senior Notes and obligations under the Duke Agreement (Note 7). Restricted cash and investments may be invested in accounts earning market rates; therefore, the carrying value approximates fair value.

     Included in current and long-term restricted cash on the accompanying consolidated balance sheet at December 31, 2003 are $0.1 million in letters of credit support fees, the $0.5 million Duke Agreement payment due June 30, 2004 and an additional $5.0 million which is required to be funded into an escrow account on behalf of Duke Capital by June 30, 2004 and held for the term of the obligation, subject to certain conditions (Note 7).

Fair Value of Financial Instruments

     The carrying value of financial instruments, including cash and cash equivalents, restricted cash, other current assets, and accounts payable and accrued liabilities approximates their fair value because of the short-term nature of these instruments.

     The carrying value of the Company's other long-term liabilities on the accompanying consolidated balance sheet approximates the fair value. The fair value at December 31, 2003 of amounts outstanding under the Senior Notes was approximately $218.0 million.

Deferred Financing Fees

     Deferred financing fees of $8.4 million were incurred by the Company in connection with the issuance of the Senior Notes. These costs are deferred and amortized to interest expense over the seven-year life of the Senior Notes. From Inception (June 30, 2003) to December 31, 2003, amortization of deferred financing fees totaled $0.6 million.

Equity Method Investment

     Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate.

     The Company has recorded its investment in Ref-Fuel Holdings as an equity method investment whereby the Company's ownership percentage of 49.8% in Ref-Fuel Holdings is reflected on the accompanying consolidated balance sheet as "Investment in Ref-Fuel Holdings." The Company's share of Ref-Fuel Holdings' net earnings is included in "Equity in net earnings of Ref-Fuel Holdings" on the accompanying consolidated statement of operations. Cash distributions received from Ref-Fuel Holdings are included on the accompanying consolidated statement of cash flows as "Distributions from Ref-Fuel Holdings" and are reflected as a reduction of "Investment in Ref-Fuel Holdings" when received by the Company.

     Prior to push-down accounting on December 12, 2003, identifiable intangible assets were included in ''Investment in Ref-Fuel Holdings'' on the Company's accompanying consolidated balance sheet and were amortized on a straight-line basis over their estimated useful lives.

Income Taxes

     Since the Company is a limited liability company, it has elected to be treated as a partnership for income tax purposes and, therefore, is not subject to federal or state income taxes; however, its income or loss is required to be included in the income tax returns of its members.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Push-Down Accounting

     Upon consummation of the UAE Transactions resulting in MSW II's 50% ownership of Ref-Fuel Holdings and taking into account the June 30, 2003 acquisition by the Company of Duke Energy's 49.8% membership interest in Ref-Fuel Holdings, the Control Group owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting," requires that Ref-Fuel Holdings consolidated financial statements reflect this collective change in ownership. Effectively, the aggregate excess of purchase price over net assets acquired by each of MSW II and the Company were pushed down to Ref-Fuel Holdings and its subsidiaries as of December 12, 2003.

     As a result, after December 12, 2003, Ref-Fuel Holdings' results of operations include the impact of the push-down accounting. Due to the differing purchase prices paid by the Company and MSW II for their respective membership interest in Ref-Fuel Holdings, each of MSW and MSW II will be allocated only their respective portion of Ref-Fuel Holdings net income (loss) in future periods reflecting the amortization of the respective amounts pushed down to Ref-Fuel Holdings.

Risks and Uncertainties

     The Company's operations involve a number of significant risks and uncertainties. Factors that could affect MSW's future operating results and cause actual results to vary materially from expectations and adversely affect the Company's financial condition and prevent it from fulfilling its obligations, include but are not limited to, the Company's dependency on equity earnings and cash distributions from Ref-Fuel Holdings as its sole source of income and operating cash flow, the Company's inability to unilaterally control Ref-Fuel Holdings and the Company's substantial indebtedness and the substantial indebtedness of Ref-Fuel Holdings.

Recently Issued Accounting Standard

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", and a revised interpretation of FIN 46 ("FIN 46R") in December 2003 (collectively "FIN 46"). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management has evaluated FIN 46 and its related guidance and believes it will not have an impact on the Company's consolidated financial statements.

3.   Acquisition of Membership Interests in Ref-Fuel Holdings

     Pursuant to an equity purchase agreement between MSW and Duke Energy, MSW agreed to acquire Duke Energy's 50% membership interest in Ref-Fuel Holdings in two separate closings. At the initial closing on June 30, 2003, MSW acquired MSW Hudson (formerly Duke Energy Hudson, LLC), which holds a 49.8% membership interest in Ref-Fuel Holdings. The Company has agreed to acquire Duke Energy Erie, LLC (''Erie''), a wholly-owned subsidiary of Duke Energy that holds an additional 0.2% membership interest in Ref-Fuel Holdings, at a second closing to occur at a future date within two years and six months after the initial closing. At the initial closing, the Company entered into a voting agreement with Erie, pursuant to which Erie granted the Company the right to vote the 0.2% membership interest in Ref-Fuel Holdings held by Erie until such time as the membership interest in Erie is transferred to MSW. As a result, MSW has direct or indirect voting control of 50% of the membership interests in Ref-Fuel Holdings after the initial closing.

     The aggregate cash purchase price for both the initial and second closing was $326.8 million, excluding acquisition related costs and obligations assumed. Of the agreed-upon purchase price, $304.8 million was paid on June 30, 2003 and a $20.7 million purchase price adjustment was paid to Duke Energy on September 5, 2003. The purchase price payment for the second closing will be $1.3 million which has been recorded in accounts payable and accrued liabilities in the

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accompanying consolidated balance sheet. The purchase price paid at the initial closing was financed with proceeds from the Company's offering of Senior Notes (Note 4), together with capital contributions made by the Company's two members of $75.0 million each (Note 6). The purchase price payable at the second closing is expected to be financed by cash on hand or capital contributions from the members.

     The Company's share of members' equity of Ref-Fuel Holdings acquired as of June 30, 2003 was $144.9 million. The excess purchase price of $218.6 million has been allocated to the Company's proportionate share of the fair values of the assets acquired and liabilities assumed based on an independent valuation of Ref-Fuel Holdings tangible assets, property, plant and equipment, identifiable intangible assets and debt. The amounts allocated to fixed and intangible assets are amortized using the straight-line method over the estimated useful lives of the underlying assets or obligations ranging from ten to twenty years. A summary of the allocation of purchase price to the fair value of the assets acquired by the Company and the Company's underlying investment in Ref-Fuel Holdings' members' equity is as follows (in thousands):

Ref-Fuel Holdings' members' equity acquired                      $144,933
Fixed assets and other adjustments                                 76,363
Identifiable intangible assets, net                               154,068
Goodwill                                                          (12,050)
Other long-term assets                                             (2,892)
Long-term debt                                                    (22,405)
Other long-term liabilities                                        25,465
                                                            --------------
 Purchase price for acquisition of 49.8% of Ref-Fuel
  Holdings                                                       $363,482
                                                            ==============

     In connection with the acquisition, the Company has entered into an agreement with Duke Capital Corporation (''Duke Capital''), an affiliate of Duke Energy, (the ''Duke Agreement'') under which the Company agreed to pay Duke Capital certain future fees (Note 7) in exchange for Duke Capital's agreement to remain obligated under an existing support agreement related to Ref-Fuel Holdings. The fees payable under the Duke Agreement are subordinate to the Company's Senior Notes. The fees payable under the Duke Agreement escalate over time, and a portion of such fees are to be deposited into an escrow account for the benefit of Duke Capital. The Company is in compliance with all of its obligations under this agreement.

     Other long-term liabilities consist entirely of the present value of the obligation under the Duke Agreement at December 31, 2003.

     The following table summarizes the components of the Company's interest in Ref-Fuel Holdings at December 31, 2003 (in thousands):

Acquisition of 49.8% of Ref-Fuel Holdings                              $325,480
Duke Agreement obligation at date of acquisition                         23,033
Direct acquisition costs                                                 14,969
                                                                 ---------------
Purchase price for acquisition of 49.8% of Ref-Fuel Holdings            363,482
Accrued purchase price for second closing                                 1,307
                                                                 ---------------
   Total purchase price                                                 364,789
Equity in net earnings of Ref-Fuel Holdings                              21,603
Distributions received from Ref-Fuel Holdings                           (13,720)
                                                                 ---------------
   Total investment in Ref-Fuel Holdings at December 31, 2003          $372,672
                                                                 ===============

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information

     Unaudited pro forma results showing the effects of the acquisition as if it had occurred on January 1, 2003 are as follows (in thousands):

                                                    Pro Forma For
                                                    the Year Ended
                                                  December 31, 2003
                                                 --------------------
Revenue
 Equity in net earnings of Ref-Fuel Holdings                 $35,637
 Interest income                                                  91
                                                 --------------------
Total revenue                                                 35,728
                                                 --------------------
Expenses
 Interest expense                                             17,000
 Accretion of Duke Agreement obligation                        1,986
 Amortization of deferred financing fees                       1,122
 Other expenses                                                1,154
                                                 --------------------
Total expenses                                                21,262
                                                 --------------------
Net income                                                   $14,466
                                                 ====================

These results are not necessarily indicative of the results of operations that would have been acquired had the acquisition taken place at the beginning of 2003.

Ref-Fuel Holdings Information

     Summarized condensed balance sheet information with respect to the Company's equity method investment in Ref-Fuel Holdings as of December 31, 2003 is as follows (in thousands):


Current assets                                            $       233,151
Noncurrent assets                                               1,894,757
Current liabilities                                               133,358
Noncurrent liabilities                                          1,253,250

Summarized statement of operations information for Ref-Fuel Holdings is as follows (in thousands):

                                        Period from     |    Period from
                                    December 12, 2003 to| January 1, 2003 to
                                     December 31, 2003  | December 12, 2003
                                    --------------------|-------------------
Revenues                                        $24,847 |          $444,461
Operating income                                 10,855 |           162,683
Net earnings.                                     8,082 |           103,071
Company's equity in net earnings                  4,025 |            30,626

The equity in net earnings of Ref-Fuel Holdings reported by the Company of $21.6 million represents the equity in net earnings prior to December 12, 2003 of $30.6 million less amortization of $13.0 million, which was expensed prior to push down, plus equity in earnings for the period from December 12, 2003 through December 31, 2003 of $4.0 million. For the period from Inception (June 30, 2003) to December 12, 2003, the $13.0 million amortization of excess purchase price consisted of (in thousands):

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property, plant and equipment, net             $(1,968)
Intangible assets, net                         (14,231)
Long-term debt                                   2,063
Other long-term liabilities                      1,088
                                    -------------------
                                              $(13,048)
                                    ===================

4.   Senior Notes

     In June 2003, MSW, jointly and severally with MSW Finance, issued $200.0 million aggregate principal amount of 8 1/2 percent senior secured notes due 2010 (''Senior Notes''). Interest on the Senior Notes accrues at 8 1/2 percent per annum, beginning from the date of issuance and is payable on March 1st and September 1st of each year, commencing on September 1, 2003. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010. The Senior Notes rank senior in priority to all the Company's liabilities and are collateralized by substantially all of the Company's assets, including its membership interest in Ref-Fuel Holdings. Holders of Senior Notes may require the Company to repurchase the Senior Notes upon a change in control or if the Company receives any proceeds from certain financings or asset sales by Ref-Fuel Holdings and its subsidiaries.

     The Company may redeem some or all of the Senior Notes prior to September 1, 2010 under certain circumstances at redemption prices ranging from 100% to 108.5% of the related principal amounts, plus accrued and unpaid interest as of such date.

     The indenture for the Senior Notes provides for certain restrictive covenants including, among other things, restrictions on incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales.

5.   Members' Equity

     MSW is equally owned by (i) Highstar Renewable Fuels LLC (''Highstar''), which is affiliated with AIG Global Asset Management Holdings Corp. (''AIGGIG''), a subsidiary of American International Group, Inc. (''AIG''), and
(ii) several funds affiliated with CSFB Private Equity, the global private equity arm of Credit Suisse First Boston Inc. (''CSFB''), through MSW Acquisition LLC ("MSW Acquisition"). Highstar and MSW Acquisition are together, the ''Members''.

     On June 30, 2003, the Members each contributed $75.0 million in cash to the Company, in exchange for equal interests in the Company. The LLC Agreement generally provides for equal participation in the activities of MSW, to the extent its Members' interests remain equal.

6.   Related Parties

     Other than with respect to the Company's independent director, the entire board is composed of representatives of the Members. In addition, the Members control the appointment of the Company's management, authorizing mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

     In the normal course of business, certain of the Members may participate in the ongoing management of the Company. Management team individuals from the Members or companies related to the Company by common ownership may devote time to strategies and operations of the Company.

     Credit Suisse First Boston LLC (''CSFB LLC'') acted as the Company's financial advisor and was the initial purchaser of the Senior Notes. In addition, CSFB LLC committed to underwrite a bridge loan to the Company for the acquisition from Duke Energy in the event that the Company did not close the sale of the Senior Notes. Total fees paid to CSFB LLC for these services were $11.9 million of which $5.9 million is included in acquisition costs (as a component of the purchase price) and $6.0 million is included in deferred financing fees in the accompanying consolidated balance sheet at December 31, 2003.

     From time to time, CSFB or its affiliates may engage in investment banking and other services with the Company or Ref-Fuel Holdings or its subsidiaries, for which CSFB or its affiliates will receive customary compensation.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Subsidiaries of AIG have issued existing insurance policies to the Company, for which the AIG insurance company subsidiaries receive customary annual premiums. The Insurance Company of Pennsylvania, an AIG subsidiary, entered into an indemnity agreement with American Ref-Fuel, to support the issuance of surety bonds on behalf of several American Ref-Fuel affiliates, for which The Insurance Company of Pennsylvania receives customary annual premiums. In addition, insurance company subsidiaries of AIG may in the future provide insurance and surety bonds to the Company.

     Due to related party expenses at December 31, 2003, consists of reimbursable amounts due to Ref-Fuel Holdings for expenses paid on behalf of the Company. Such amounts were paid in February 2004.

Commitments and Contingencies

7.   Duke Agreement

     The following table represents the future net minimum payments to be made under the Duke Agreement as of December 31, 2003 (in thousands):

Years ending December 31,
2004                                                              $500
2005                                                             2,500
2006                                                             2,500
2007                                                             2,500
2008                                                             2,500
Thereafter                                                      39,000
                                                    -------------------
Total minimum payments                                          49,500
Less: amount representing interest                             (25,974)
                                                    -------------------
Present value of net minimum payments                          $23,526
                                                    ===================

     The payments due under the Duke Agreement have been estimated based upon the initial provisions of several underlying agreements of Ref-Fuel Holdings, however, such agreements may be extended at Ref-Fuel Holdings option, which could increase the obligation due under the Duke Agreement.

Letters of Credit

     At the initial closing, the Company assumed Duke Capital's obligations under the equity contribution agreement related to ARC and provided a $50.0 million letter of credit to ARC. This equity contribution agreement is designed to provide ARC with access to contingent equity should it require additional capital to meet certain calls on its support obligations for the ARC operating facilities. MSW is responsible for paying customary expenses associated with obtaining this letter of credit. Each of the Company's Members provided back-to-back letters of credit to the Company's letter of credit provider to reimburse such letter of credit provider if the Company's letter of credit is drawn by ARC. If for any reason the equity contribution letter of credit provider is not reimbursed for a letter of credit drawing from the back-to-back letters of credit and corporate guarantees provided by the Members, the Company may be obligated to pay such reimbursement obligations.

8.   Subsequent Event

     On January 26, 2004, affiliates of CSFB Private Equity entered into a securities purchase agreement with Highstar Renewable Fuels II LLC (Highstar
II), an affiliate of AIGGIG, pursuant to which the CSFB Private Equity affiliates agreed to sell to Highstar II 40% of the outstanding shares of common stock of UAE Holdings. Upon the consummation of the transactions contemplated by the securities purchase agreement, the CSFB Private Equity affiliates will collectively own 60% and Highstar II will own 40% of the outstanding shares of common stock of UAE Holdings.

     Concurrently with the execution of the aforementioned purchase agreement, Highstar, MSW Acquisition, and UAE Holdings entered into a membership interests purchase agreement pursuant to which Highstar agreed to sell to MSW Acquisition

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10% and to UAE Holdings 0.01% of the outstanding membership interests in MSW. Prior to such transaction, Highstar will transfer 39.89% of the membership interests in MSW to its wholly-owned subsidiary, Highstar I. Upon the consummation of the transactions contemplated by the membership interests purchase agreement, MSW Acquisition will own 60%, Highstar and Highstar I will own 39.99% and UAE Holdings will own 0.01% of the outstanding membership interests in MSW, and UAE Holdings will be the managing member of MSW.

     The transactions described above (the "Equalization Transactions") will result in CSFB Private Equity affiliates collectively owning a 59.88% indirect interest in Ref-Fuel Holdings, and Highstar, Highstar I and Highstar II collectively owning a 39.92% indirect interest in Ref-Fuel Holdings.

     The parties will enter into a stockholders' agreement and members' agreement that will provide for the governance of UAE Holdings, MSW and their subsidiaries. The consent of both the CSFB Private Equity affiliates and an affiliate of AIGGIG will be required to take certain significant actions at UAE Holdings, MSW and, in many cases, their subsidiaries. The agreements will also provide for transfer restrictions, a right of first offer, tag-along rights, drag-along rights and participation rights with respect to UAE Holdings and MSW. The parties will also enter into a registration rights agreement with respect to UAE Holdings.

     The transactions contemplated by the aforementioned agreements will be conditioned upon the consummation of each other and will also be subject to certain closing conditions, including the receipt of all necessary governmental approvals. These transactions are expected to close in the second quarter of 2004.

                         Report of Independent Auditors



To the Members and Board of Directors of Ref-Fuel Holdings LLC and Subsidiaries:


In our opinion, the accompanying balance sheet and the related statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of Ref-Fuel Holdings LLC and Subsidiaries (the "Company") at December 31, 2002 and the results of their operations and their cash flows for the period from January 1, 2003 through December 12, 2003 and for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangibles.



PricewaterhouseCoopers LLP
Florham Park, NJ
March 29, 2004

                         Report of Independent Auditors



To the Members and Board of Directors of Ref-Fuel Holdings LLC and Subsidiaries:


In our opinion, the accompanying consolidated balance sheet and the related statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of Ref-Fuel Holdings LLC and Subsidiaries (the "Company") at December 31, 2003 and the results of their operations and their cash flows for the period from December 12, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these consolidated statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
March 29, 2004

Ref-Fuel Holdings LLC and Subsidiaries

Consolidated Balance Sheets
(In Thousands)
--------------------------------------------------------------------------------


                                                                December 31,
                                                                2003           2002
                                                        -------------  -------------
                                                                       (Predecessor)
                         Assets
 Current assets
  Cash and cash equivalents                                  $96,511        $70,173
  Restricted cash and short-term investments                  52,753         49,460
  Accounts receivable, net of allowance for doubtful
   accounts of $1,955 and
     $1,645, respectively                                     73,989         70,542
  Prepaid expenses and other current assets                    9,898         10,797
                                                        -------------  -------------
 Total current assets                                        233,151        200,972
                                                        -------------  -------------

 Long-term assets
  Property, plant and equipment, net                       1,220,949      1,103,072
  Intangible assets, net                                     584,275        336,731
  Goodwill                                                     2,175         28,066
  Restricted cash and long-term investments                   84,709         81,961
  Other long-term assets                                       2,649          6,022
                                                        -------------  -------------
 Total long-term assets                                    1,894,757      1,555,852
                                                        -------------  -------------

 Total assets                                             $2,127,908     $1,756,824
                                                        =============  =============

             Liabilities and Members' Equity
 Current liabilities
  Accounts payable and other current liabilities             $39,610        $65,685
  Current portion of long-term debt                           81,907         83,561
  Accrued interest payable                                    11,841         12,854
                                                        -------------  -------------
 Total current liabilities                                   133,358        162,100
                                                        -------------  -------------

 Long-term liabilities
  Long-term debt                                           1,060,780      1,072,835
  Other long-term liabilities                                192,470        227,433
                                                        -------------  -------------
 Total long-term liabilities                               1,253,250      1,300,268
                                                        -------------  -------------

 Total liabilities                                         1,386,608      1,462,368
                                                        -------------  -------------

 Commitments and contingencies (Notes 11, 12, 14 and 16)

 Members' equity
  Total members' equity                                      741,300        294,456
                                                        -------------  -------------
 Total liabilities and members' equity                    $2,127,908     $1,756,824
                                                        =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Ref-Fuel Holdings LLC and Subsidiaries

Consolidated Statements of Operations
(In Thousands)
--------------------------------------------------------------------------------


                             The period from   |   The period from
                               December 12,    |    January 1, 2003  For the Year  For the Year
                               2003 through    |       through          ended         ended
                               December 31,    |     December 12,      December      December
                                    2003       |         2003          31, 2002      31, 2001
                             ----------------- |   ----------------  ------------  ------------
 Revenues                                      |
  Waste disposal and related                   |
   services                           $15,398  |          $269,493      $260,119      $155,792
  Waste disposal and related                   |
   services - affiliate                     -  |                 -        12,190        25,848
  Energy                                8,194  |           160,821       160,284       117,536
  Other                                 1,255  |            14,147         5,949         2,744
                             ----------------- |   ----------------  ------------  ------------
     Total net revenues                24,847  |           444,461       438,542       301,920
 Expenses                                      |
  Operating                             8,417  |           181,615       169,866        98,481
  Depreciation and                             |
   amortization                         3,391  |            55,838        67,249        40,899
  General and administrative            2,184  |            42,118        43,642        30,107
  Loss on asset retirements                 -  |             2,207         1,886           757
                             ----------------- |   ----------------  ------------  ------------
     Operating income                  10,855  |           162,683       155,899       131,676
 Interest income                          275  |             2,956         3,740         4,663
 Interest income - affiliate                -  |                 -             -         1,707
                                               |
 Interest expense                      (2,954) |           (59,189)      (60,893)      (55,747)
 Interest expense - affiliate               -  |                 -             -        (4,525)
                                               |
 Loss on early extinguishment                  |
  of debt                                   -  |            (3,191)            -        (3,711)
                                               |
 Equity in earnings of                         |
  unconsolidated affiliates                    |
   American Ref-Fuel                           |
    Partnerships                            -  |                 -             -         9,617
  Equipment leasing entities                -  |                 -        15,500        16,705
 Other expenses, net                      (94) |              (188)         (757)         (145)
                             ----------------- |   ----------------  ------------  ------------
                                               |
     Income before minority                    |
      interests                         8,082  |           103,071       113,489       100,240
                                               |
 Minority interests in net                     |
  income of subsidiaries                    -  |                 -        (4,885)      (24,961)
                             ----------------- |   ----------------  ------------  ------------
                                               |
 Net income                             8,082  |           103,071       108,604        75,279
                                               |
 Other comprehensive income               517  |                 -             -             -
                             ----------------- |   ----------------  ------------  ------------
                                               |
 Comprehensive income                  $8,599  |          $103,071      $108,604       $75,279
                             ================= |   ================  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

Ref-Fuel Holdings LLC and Subsidiaries

Consolidated Statements of Members' Equity
(In Thousands)
--------------------------------------------------------------------------------


                                          MSW Energy   MSW Energy       Other
                                Duke          I          II/UAE      Comprehensive
                               Interests   Interests    Interests       Income       Total
                             ----------- -----------  -----------  --------------- ---------
 Balance, December 31, 2000    $106,936          $-     $106,935               $-  $213,871
   Recapitalization of
    partnership interests
    of the HENS                 (72,097)          -      (72,097)               -  (144,194)
    Contributions received       25,000           -       25,000                -    50,000
    Net income                   37,639           -       37,640                -    75,279
    Distributions to
     members                    (29,399)          -      (29,399)               -   (58,798)
                             ----------- -----------  -----------  --------------- ---------
 Balance, December 31, 2001      68,079           -       68,079                -   136,158
  Redemption of Class B
   minority interests            72,097           -       72,097                -   144,194
    Net income                   54,302           -       54,302                -   108,604
    Distributions to
     members                    (47,250)          -      (47,250)               -   (94,500)
                             ----------- -----------  -----------  --------------- ---------
 Balance, December 31, 2002     147,228           -      147,228                -   294,456
  MSW Energy I acquisition
   of Duke's interest at
   cost                        (144,933)    144,933            -                -         -
  Net income for the period
   from January 1, 2003
   through December 12,
   2003                          20,910      30,626       51,535                -   103,071
   Distributions to members     (22,555)    (13,720)     (36,275)               -   (72,550)
                             ----------- -----------  -----------  --------------- ---------
 Equity prior to MSW
  Transactions
  (Predecessor)                    $650    $161,839     $162,488               $-  $324,977
                             =========== ===========  ===========  =============== =========

 Balance, December 12, 2003        $650    $367,340     $364,711               $-  $732,701
  Comprehensive income for
   the period from
   December, 12, 2003
   through December 31,
   2003                              16       4,025        4,041              517     8,599
                             ----------- -----------  -----------  --------------- ---------
 Balance, December 31, 2003        $666    $371,365     $368,752             $517  $741,300
                             =========== ===========  ===========  =============== =========

The accompanying notes are an integral part of these consolidated financial statements.

Ref-Fuel Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands)
--------------------------------------------------------------------------------


                                                |  The period
                                                |      from
                               The period from  |   January 1,   For the     For the
                                December 12,    |      2003        Year        Year
                                2003 through    |    through       ended      ended
                                December 31,    |    December     December   December
                                     2003       |    12, 2003     31, 2002   31, 2001
                               ---------------  |  ------------  ---------  ----------
Cash flows from operating                       |
 activities                                     |
Net income                             $8,082   |     $103,071   $108,604     $75,279
Adjustments to reconcile net                    |
 income to net cash provided by                 |
 operating activities                           |
  Depreciation and amortization         5,706   |       65,662     74,695      44,012
  Revenue contract levelization           995   |       14,947     14,359       7,464
  Interest on loss contracts                -   |        1,863      2,051       1,422
  Equity in earnings of                         |
   unconsolidated affiliates                    |
     American-Ref Fuel                          |
      partnerships                          -   |            -          -      (9,617)
     Equipment leasing entities             -   |            -    (15,500)    (16,705)
  Distributions from                            |
   unconsolidated affiliates                    |
     American-Ref Fuel                          |
      partnerships                          -   |            -          -       3,025
  Minority interest in net                      |
   income of subsidiaries, net                  |
   of distributions                         -   |            -      4,885      24,961
  Loss on asset retirements                 -   |        2,207      1,886         757
  Loss on early extinguishment                  |
   of debt                                  -   |        3,191          -       3,711
  Changes in assets and                         |
   liabilities                                  |
     Accounts receivable, net           2,890   |       (6,337)    (9,245)        911
     Accounts receivable,                       |
      affiliates                            -   |            -      8,808      (1,610)
     Prepaid expenses and other                 |
      current assets                    3,255   |       (2,731)    (7,933)       (896)
     Other long-term assets               562   |       (2,971)     3,567         481
     Accounts payable and other                 |
      current liabilities               1,886   |      (21,202)    19,314      (3,026)
     Accounts payable,                          |
      affiliates                            -   |            -          -       1,150
     Accrued interest payable          (7,775)  |        6,762      6,138     (11,343)
     Other long-term                            |
      liabilities                        (731)  |        6,572    (12,978)     13,053
                               ---------------  |  ------------  ---------  ----------
Net cash provided by operating                  |
 activities                            14,870   |      171,034    198,651     133,029
                               ---------------  |  ------------  ---------  ----------
                                                |
Cash flows from investing                       |
 activities                                     |
Change in restricted cash and                   |
 investments, net                      32,981   |      (38,505)   (37,145)     19,673
Additions of property, plant                    |
 and equipment                              -   |      (33,780)   (35,727)     (9,181)
Acquisition of intangible                       |
 assets                                     -   |            -       (548)          -
Proceeds from redemption                    -   |            -      2,592           -
Proceeds from sale of assets            3,333   |        1,731      1,292         263
Acquisitions, net of cash                   -   |            -          -    (143,949)
Acquisition of interest in                      |
 unconsolidated affiliates                  -   |            -          -        (900)
Changes in advances or notes                    |
 receivable and interest from                   |
 affiliates                                 -   |            -          -       1,806
Cash from consolidation of                      |
 unconsolidated affiliates                  -   |            -          -      18,675
                               ---------------  |  ------------  ---------  ----------
Net cash provided by (used in)                  |
 investing activities                  36,314   |      (70,554)   (69,536)   (113,613)
                               ---------------  |  ------------  ---------  ----------
                                                |
Cash flows from financing                       |
 activities                                     |
Borrowings of long-term debt                -   |      325,318     40,000     646,640
Repayments of long-term debt          (16,124)  |     (356,813)   (56,032)   (584,411)
Payment of financing costs                  -   |       (5,157)      (153)    (17,810)
Payment of call premiums on                     |
 early extinguishment of debt               -   |            -          -     (10,006)
Payments on notes payable to                    |
 affiliates                                 -   |            -          -      (2,350)
Distributions paid to members               -   |      (72,550)   (94,500)    (58,798)
Contributions received from                     |
 members                                    -   |            -          -      50,000
                               ---------------  |  ------------  ---------  ----------
Net cash (used in) provided by                  |
 financing activities                 (16,124)  |     (109,202)  (110,685)     23,265
                               ---------------  |  ------------  ---------  ----------
                                                |
Net increase in cash and cash                   |
 equivalents                           35,060   |       (8,722)    18,430      42,681
Cash and cash equivalents,                      |
 beginning of period                   61,451   |       70,173     51,743       9,062
                               ---------------  |  ------------  ---------  ----------
Cash and cash equivalents, end                  |
 of period                            $96,511   |      $61,451    $70,173     $51,743
                               ===============  |  ============  =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Basis of Presentation

Ref-Fuel Holdings LLC (Ref-Fuel or the Company), which was formerly known as Duke/UAE Ref-Fuel LLC, is a Delaware limited liability company formed in 1997. Ref-Fuel was formed with the purpose of obtaining 50 percent ownership of the following partnerships: (a) American Ref-Fuel Company (Ref-Fuel Management), which owned 98 percent of TransRiver Marketing Company, L.P. (TransRiver); (b) American Ref-Fuel Company of Hempstead (Hempstead); (c) American Ref-Fuel Company of Essex County (Essex); (d) American Ref-Fuel Company of Southeastern Connecticut (Seconn); (e) American Ref-Fuel Company of Niagara, L.P. (Niagara);
(f) American Ref-Fuel Company of Semass, L.P. (Ref-Fuel Semass); (g) American Ref-Fuel Operations of Semass, L.P. (Semass Operator); and (h) American Ref-Fuel Company of the Capital District, L.P. These companies, along with American Ref-Fuel Company of Delaware Valley, L.P. (Delaware Valley), are collectively referred to as the "American Ref-Fuel Partnerships". The American Ref-Fuel Partnerships, except for Delaware Valley, were a series of general and limited partnerships 50 percent owned by the Company and 50 percent indirectly owned by wholly-owned subsidiaries of Allied Waste Industries, Inc. (Allied), who also owned the remaining 2 percent of TransRiver and 100 percent of Delaware Valley.

The American Ref-Fuel Partnerships were organized to (a) develop, own and operate waste-to-energy (WTE) facilities that combust municipal solid waste and produce energy in the form of steam and electricity; and (b) procure waste for such facilities.

Prior to June 30, 2003, Ref-Fuel was owned 50 percent by United American Energy Corp. (UAE) and 50 percent by Duke Energy Corporation (Duke). Effective June 30, 2003, Duke sold membership interests representing 49.8% of Ref-Fuel Holdings to MSW Energy Holdings LLC (MSW Energy I), which is jointly owned by (a) Highstar Renewable Fuels LLC (Highstar), which is affiliated with AIG Global Asset Management Holdings Corp. (AIGGIG), a subsidiary of American International Group, Inc.; and (b) MSW Acquisition LLC (MSW Acquisition) which is owned by several funds affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), the global private equity arm of Credit Suisse First Boston.

On December 12, 2003, MSW Merger LLC, an affiliate of CSFB Private Equity, merged with and into United American Energy Holdings Corp. (UAE Holdings), a Delaware corporation, which continued as the surviving corporation in the merger. UAE Holdings is the direct parent of UAE. As a result of this merger, the UAE ownership in Ref-Fuel was transferred to MSW Energy Holdings II LLC (MSW Energy II).

Upon consummation of the change in ownership and taking into account the June 30, 2003 acquisition by MSW Energy I of Duke's membership interest in Ref-Fuel (the MSW Transactions), affiliates of CSFB Private Equity and AIGGIG (collectively, the Control Group) own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel (and will exercise voting rights with respect to Duke's remaining 0.2% interest). As a result, and in accordance with Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting," Ref-Fuel's financial statements will reflect the effects of its change in ownership and the new owners' basis in the net assets and liabilities acquired. As a result, the statement of operations and the statement of cash flows for the period from January 1, 2003 through December 12, 2003 and the years ended December 31, 2002 and 2001 (the Predecessor), reflect the results prior to the change in bases resulting from the application of push-down accounting. The statement of operations and the statement of cash flows for the period from December 12, 2003 through December 31, 2003 reflect the results subsequent to the push-down adjustments.

Prior to the MSW Transactions, profits and losses of the Company were allocated among its members based on ownership percentages. Subsequent to the MSW Transactions, profits and losses are allocated based upon the members' ownership percentages adjusted for the amortization of the respective members' incremental bases in the assets and liabilities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to April 30, 2001, Hempstead, Essex, Niagara and Seconn (collectively, the
HENS) were a series of partnerships that were equally owned by Allied and

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Ref-Fuel. On April 30, 2001 the partnership interests in the HENS were recapitalized (the Recapitalization). The terms of the Recapitalization provided that indirect subsidiaries of American Ref-Fuel Company LLC (ARC LLC), a wholly-owned subsidiary of Ref-Fuel, became the managing general partners of the HENS. The interest held by Ref-Fuel in the HENS converted to a Class A interest, and the interest held by Allied converted to a Class B interest. In conjunction with the Recapitalization, the HENS contributed $163.5 million to obtain 99 percent noncontrolling interests in equipment leasing entities controlled by Allied. ARC LLC also agreed to substitute as guarantor for certain guarantees previously furnished by Duke and Allied.

The Class A and Class B partners were both general partners in the HENS; however, the Class B partners had limited involvement in the HENS' management and had limited participation in partnership distributions, except as expressly agreed. Among other limitations, the Class A partners were restricted from the following actions without the written consent of the Class B partners: voluntary dissolution of the HENS, sale or abandonment of a substantial portion of the HENS' assets, disposition of any of the HENS' interests in the equipment leasing entities, and certain other activities.

From April 30, 2001 through April 30, 2002, the profits and losses of the HENS were allocated as follows: (a) depreciation expense allocated to the HENS from the equipment leasing entities was allocated to the Class A partner only; (b) net income and loss before depreciation of the equipment leasing entities allocated to the HENS was allocated between the Class A and Class B partners based on certain defined earnings tranches; and (c) all other net income or loss of the HENS was allocated between the Class A and Class B partners based on certain defined earnings tranches which differ from the tranches used to allocate the earnings of the equipment leasing entities. Both Allied and Ref-Fuel had separate, nonconcurrent rights to cause the HENS to redeem Allied's Class B interests in the HENS for the HENS' interest in the equipment leasing entities (the Redemption, together with the Recapitalization, known as the Allied Transactions).

The Redemption was completed on April 30, 2002. The Redemption of the HENS resulted in the following: (a) gross income for the period from January 1, 2002, through the Redemption date, was reallocated first to the Class A partners in an amount equal to the difference between the Class A partners' share of economic depreciation and prior special allocations of depreciation expense to the Class A partners with all remaining profits and losses allocated consistent with profit and loss allocations described above; (b) the HENS' interests in the equipment leasing entities were distributed to Allied in redemption of Allied's Class B interests in the HENS; and (c) the $2.6 million difference between the fair value of Allied's interest in the HENS and the fair value received by Allied in redemption of those interests was paid by Allied to the HENS.

The Redemption of Allied's Class B interest in the HENS resulted in the application of purchase accounting to the HENS in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and adjusted the assets and liabilities of the HENS to fair value.

In conjunction with the Recapitalization, all of the American Ref Fuel Partnerships are indirect wholly-owned subsidiaries or controlled subsidiaries of the Company. The consolidated financial statements include the accounts of Ref-Fuel, its controlled subsidiaries and certain investments.

Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made to the prior years to conform to the current year's presentation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (a) reported amounts of assets and

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

liabilities at the date of the financial statements; (b) disclosures of contingent assets and liabilities at the date of the financial statements; and
(c) the reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, estimated useful lives and fair value adjustments of net tangible and intangible assets, liabilities for self-insurance and certain landfill liabilities. Such estimates are revised as necessary when additional information becomes available. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash balances and unrestricted short-term investments with original maturities of three months or less.

Restricted Cash and Investments

The Company is required to maintain cash and investment balances that are restricted by provisions of its debt or lease agreements. These amounts are held by financial institutions in order to comply with contractual provisions requiring such reserves.

Restricted cash and investments are invested in accounts earning market rates; therefore, the carrying value approximates fair value. Restricted cash and investments are excluded from cash and cash equivalents in the accompanying financial statements, and changes in these assets are characterized as investing activities in the consolidated statements of cash flows. Restricted cash and investments include certain investments stated at amortized cost, which approximates market, including debt securities that are classified as ''held-to-maturity'' as the Company has the intent and ability to hold the securities to maturity. The Company accounts for marketable securities in accordance with SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of this statement, investments that are classified as available-for-sale are marked to market with unrealized gains and losses reported as a component of other comprehensive income. For the period from December 12, 2003 through December 31, 2003, $0.5 million relating to unrealized gains on investments was recorded in other comprehensive income.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company provides for depreciation of its assets using the straight-line method over the estimated useful lives.

Routine repairs and maintenance are charged against current operations. Expenditures that increase value, increase capacity or extend useful lives are capitalized.

When property and equipment are retired, sold, or otherwise disposed of, the cost net of accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the period.

The Company maintains a supply of various spare parts integral to its operations. Certain spare parts that are not expected to be used within the upcoming year have been classified as long-term spare parts inventory within property, plant and equipment.

Landfill costs, including original acquisition cost and incurred construction costs, are amortized over the estimated capacity of the landfill based on a per-unit basis as landfill space is consumed.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", management periodically reviews long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that an asset should be evaluated for possible impairment, management compares estimated

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

undiscounted future operating cash flows associated with the asset to its carrying amount. If the carrying amount of the asset is greater than undiscounted future operating cash flows, an impairment loss is calculated and recognized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Goodwill

Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired. Prior to the MSW Transactions, goodwill related to Ref-Fuel Management and TransRiver in excess of the fair value of the net tangible and identifiable intangible assets acquired. Subsequent to the MSW Transactions, goodwill relates to the excess of the fair value of the net tangible and identifiable intangible assets acquired by MSW Energy I.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141 Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 141 provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amount of certain intangible assets. The provisions of SFAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets; (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur which would impact the carrying value of such assets); and (iii) require that the Company's operations be formally identified into reporting units for the purpose of assessing potential future impairments of goodwill. Effective January 1, 2002, upon adoption of SFAS 142, the Company stopped recording goodwill amortization and performed its assessment of its reporting units and its initial assessment of impairment, which was estimated using discounted cash flows. Additionally, the Company performed its required annual fair value testing of its recorded goodwill for its reporting units using the discounted cash flows approach which was consistent with that used upon adoption of SFAS 142. As of December 31, 2002 and 2003, the Company's estimate of the fair value of its reporting units indicated no impairment of goodwill upon adoption or in its annual assessment.

Intangible Assets

Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from eight to twenty years.

Waste contract intangibles represents the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

The Company has intangible assets relating to Nitrous Oxide (NOx) emission allowances. These assets have an indefinite lives and, as such, are not amortized. Consistent with all the Company's intangible assets, these are reviewed under the provisions of Statement SFAS 142 for potential impairment on an annual basis.

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt. No value was assigned to these costs in the purchase accounting resulting from the MSW Transactions.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Equity in Unconsolidated Affiliates

American Ref-Fuel Partnerships

The Company acquired noncontrolling interests in certain of the American Ref-Fuel Partnerships in 1997 and 1998. These interests were accounted for using the equity method until April 30, 2001, at which point the Company obtained control of these partnerships and consolidated their results.

Equipment Leasing Entities

On April 30, 2001, the HENS contributed an aggregate of $163.5 million in cash to obtain 99 percent noncontrolling interests in four equipment leasing entities. Allied owned the remaining one percent controlling interest in the entities and managed their operations. These entities were formed to purchase equipment to be leased to Allied under operating lease agreements. Since the HENS owned a noncontrolling interest in these equipment leasing entities, the Company accounted for these investments using the equity method of accounting. On April 30, 2002, the HENS interests in the equipment leasing entities were distributed to Allied in redemption of Allied's Class B interests in the HENS.

Other Liabilities

Other current and other long-term liabilities primarily consist of (a) fair value adjustments related to certain operating leases and long-term waste contracts acquired by the Company; (b) deferred revenue; (c) accruals for certain long-term incentive plans; and (d) energy contract levelization (see Notes 10 and 14).

The fair value adjustment related to the operating lease represents the amount by which future rent payments on the Delaware Valley facility lease exceeded the fair market value of that facility as of the acquisition dates. This amount is being amortized as a decrease in facility rent expense on a straight-line basis through 2016, the end of the associated lease.

The fair value adjustment related to the acquired long-term waste contracts represents the amount by which costs of disposal and processing of waste delivered pursuant to certain long-term waste contracts held by Semass Partnership and Essex exceeded estimated contract revenues at their respective acquisition dates. These costs are being amortized as an increase to waste disposal revenues using the straight-line method and an increase to interest expense using the effective interest method through 2015, the term of the applicable contracts.

Landfill closure and postclosure costs are also included in other long-term liabilities. The Company accrues landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the expected life cycle of the landfill.

The Company is accounting for the long-term power contracts at the Semass Partnership in accordance with EITF Issues 91-6 "Revenue Recognition of Long-Term Power Sales Contracts" and EITF 96-17 "Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms", which require the Company to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Revenue Recognition

The Company recognizes revenue from two major sources: waste disposal services and energy production. Revenue from waste disposal services is recognized as waste is received, and revenue from energy production is recognized as the energy is delivered.

Concentration of Credit Risk

The Company invests excess cash and funds held in trust in bank deposit accounts, commercial paper, certificates of deposit and money market investments with a limited number of financial institutions.

The Company has exposure to credit risk in accounts receivable as the Company disposes of waste for and sells power to a limited number of customers. The Company maintains adequate reserves for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

Unamortized Debt Premium.

Unamortized debt premium represents the increase in the fair value of the Company's debt recorded as a result of the MSW Transactions. These costs are amortized to interest expense over the life of the related debt using the effective interest method.

Income Taxes

The Company's subsidiaries primarily consist of limited liability companies and partnerships. Accordingly, income taxes are not levied at the Company level, but rather on the individual members. Certain wholly-owned nonoperating subsidiaries of the Company are taxable corporations. For the period from December 12 to December 31, 2003, the period from January 1, 2003 through December 12, 2003 and the years ended December 31, 2002 and 2001 income tax expense amounted to approximately $0.1 million, $0.5 million, $0.7 million and $0.5 million, respectively, and is included as a component of Other expenses, net in the statements of operations. Long-term deferred taxes of approximately $1.7 million as of December 31, 2003 are included in Other long-term liabilities.

Fair Value of Financial Instruments

Unless disclosed otherwise, all other financial instruments of the Company are stated at cost, which management believes approximates fair market value.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 applies to all legally enforceable obligations associated with the retirement of long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset.

SFAS 143, which primarily impacts the Company's accounting for its landfill operations, does not change the landfill accounting followed historically by the Company. The Company expenses costs for future closure and post-closure obligations on a per-unit basis as the landfill space is consumed. This practice was continued upon adoption of SFAS 143 except, under the new rules, costs associated with future final capping activities that occur during the operating life of the landfill will be accounted for as an asset retirement obligation. Interest will be accreted on all landfill retirement obligations using the

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

effective interest method. Landfill retirement costs arising from post-closure obligations, which will be capitalized as part of the landfill asset, will be amortized consistent with the landfill's current estimated life. Landfill retirement costs arising from final capping obligations will be amortized on a units-of-consumption basis over the estimated number of tons of waste that each final capping event covers. The Company adopted SFAS 143 effective January 1, 2003.

In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company does not believe that it will have a material effect on the Company's financial position, results of operations or cash flows.

Business Combinations

The Allied Transactions

In 1997 and 1998, the Company purchased a 50 percent interest in all of the American Ref-Fuel Partnerships, except for TransRiver, in which the Company purchased a 49 percent interest, and Delaware Valley, for which no interest was purchased. These acquisitions were accounted for using the purchase method of accounting.

On April 30, 2001, the Company completed its acquisition of Allied's interests in Ref-Fuel Management, TransRiver, Ref-Fuel Semass, Semass Operator, and Delaware Valley, as well as Allied's interests in notes due from the HENS. The Company also acquired two other businesses during the year for approximately $5.8 million. The acquisitions were accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations". Accordingly, the consolidated statement of operations includes the results of these entities beginning on each of their respective dates of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Company management, after obtaining independent appraisals of the fair values of material acquired property, plant and equipment and identified intangible assets and debt.

A summary of the assets acquired and liabilities assumed in the 2001 acquisitions follows (in thousands):

                                     Useful
                                      Life                     Amount
                                    -----------  ------------------------------
 Fair value of assets acquired
   Current assets                                            $51,111
   Property, plant and equipment     2-50 years              168,704
   Energy contracts                  8-20 years              161,456
   Other long-term assets                                     23,579
   Notes due from the HENS                                    80,124
                                                 --------------------
                                                                      $484,974
 Fair value of liabilities assumed
   Current liabilities                                       (40,024)
   Long-term debt obligations                               (156,227)
   Waste contracts                   6-19 years              (71,075)
   Operating lease acquired            15 years              (79,184)
   Other long-term liabilities                                (9,546)
                                                 --------------------
                                                                      (356,056)
                                                                      ---------
   Net assets acquired, net of cash
    acquired                                                           128,918
   Transaction costs paid in prior
    year                                                                (3,300)
 Goodwill                                                               18,331
                                                                      ---------
   Cash paid, net of cash acquired                                    $143,949
                                                                      =========

Also on April 30, 2001, the Recapitalization of the HENS occurred. The Recapitalization of Allied's 50 percent interest, combined with the 50 percent interest previously held, resulted in the Company having control of the HENS.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The consolidated results for the period from April 30, 2001 through April 30, 2002 included the Company's basis in the 50 percent of the HENS purchased in 1997 and 1998, and the HENS' historical basis for the remaining 50 percent.

Since both Allied and the Company had separate, nonconcurrent rights to cause the Redemption, the fair value of the Class B interests was estimated based on the value that the HENS contributed to the equipment leasing entities at the Recapitalization date. The difference in the final recorded value of Allied's member's equity in the HENS prior to the Recapitalization and the fair value of the Class B interests at the Recapitalization date was $144.2 million, which reduced the Company's members' equity as of the Recapitalization.

In January 2002, Allied provided notice of its intent to exercise its rights to cause the Redemption. On April 30, 2002, the HENS distributed their interests in the equipment leasing entities to Allied in redemption of Allied's Class B interest in the HENS. The $2.6 million difference between the fair value of Allied's interest in the HENS and the fair value of the interests in the equipment leasing entities received by Allied in redemption of those interests was paid by Allied to the HENS. The effective purchase price paid in connection with the redemption of the Class B interests was determined as $193.1 million, which was the value of the equipment leasing entities held by the HENS less the amounts received from Allied as of the date of the Redemption.

In recording the Redemption, the Company released the previously recorded $144.2 million reduction to member's equity and applied purchase accounting to the HENS in accordance with SFAS No. 141. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Company management, after obtaining independent appraisals of the fair values of acquired tangible property, plant and equipment and identified intangible assets and debt. The change in basis was allocated as follows (in thousands):

                                              Useful Life           Amount
                                             --------------    -----------------
 Current assets                                                       $   (714)
 Property, plant and equipment                2-50 years                 31,336
 Energy contracts                             8-20 years                 85,793

 Waste contracts assets                       8 years                     9,717
 Other intangibles                            5-30 years                (3,957)
 Write-off deferred income                                               42,199
 Long-term debt                                                        (20,413)
                                                               -----------------
 Total                                                               $  143,961
                                                               =================

The Recapitalization of the HENS and the acquisition of the Allied interests in other American Ref-Fuel Partnerships resulted in the Company having control or 100 percent ownership of companies that were previously held as investments using the equity method of accounting. Accordingly, these equity interests were consolidated as of April 30, 2001. The Company's basis in the cash of these subsidiaries totaled $18.7 million, which is included as Cash from consolidation of subsidiaries in the attached statement of cash flows.

The MSW Transactions

As described in Note 1, the MSW Transactions consisted of MSW Energy I's purchase of Duke's 49.8% indirect ownership of the Company and MSW Energy II's purchase of UAE's 50% indirect ownership of the Company, resulting in a change of control as of December 12, 2003. As a result, the Company's assets are being valued by independent appraisers in order to assist management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired.

In recording the MSW Transactions in accordance with EITF Topic D-97, "Push-Down Accounting", the Company recorded incremental fair value of $407.7 million as an addition to members' equity and applied the respective fair value of the acquisitions in accordance with SFAS No. 141. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Company management, using a preliminary valuation prepared by the independent appraisers.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On June 30, 2003, MSW Energy I acquired its interest in the Company for $363.5 million, allocated as follows: (in thousands):


                                               Useful Life                Amount
                                             ---------------  ------------------------------
Fair value of assets acquired
  Current assets                                                 $110,930
  Property, plant and equipment                2-50 years         623,054
  Intangible assets                            4-20 years         314,228
  Other long-term assets                                           43,252
                                                              ------------
                                                                                 $1,091,464
Fair value of liabilities assumed
  Current liabilities                                             (77,944)
  Long-term debt obligations                                     (556,083)
  Other long-term liabilities                                     (96,130)
                                                              ------------
                                                                                   (730,157)
                                                                            ----------------
  Net assets acquired                                                               361,307
Goodwill                                                                              2,175
                                                                            ----------------
  Acquisition cost                                                                 $363,482
                                                                            ================

On December 12, 2003, MSW Energy II purchased UAE's indirect 50% ownership of Ref-Fuel for $364.7 million, allocated as follows (in thousands):


                                               Useful Life                 Amount
                                             ----------------  ------------------------------
Fair value of assets acquired
     Current assets                                               $114,035
     Property, plant and equipment              2-50 years         613,195
     Intangible assets                          4-20 years         294,517
     Other long-term assets                                         48,417
                                                               ------------
                                                                                  $1,070,164
Fair value of liabilities assumed
     Current liabilities                                           (72,327)
     Long-term debt obligations                                   (536,833)
     Other long-term liabilities                                   (96,293)
                                                               ------------
                                                                                    (705,453)
                                                                             ----------------
     Acquisition cost                                                               $364,711
                                                                             ================

The incremental purchase price pushed down was approximately $218.5 million and $202.2 million, for MSW Energy I and MSW Energy II, respectively as follows (in thousands):

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                              Adjusted
Allocation of excess purchase            MSW Energy I                        MSW Energy     MSW Energy         Total
price:                                 Initial Purchase     Amortization          I             II          Adjustments
------------------------------------   -----------------    -------------    ------------   ------------    -------------
Property, plant and equipment, net         $     76,363      $   (1,968)       $  74,395      $  74,395        $ 148,790

Intangible assets, net                          154,068         (14,231)         139,837        140,433          280,270

Goodwill                                       (12,050)                -        (12,050)       (14,225)         (26,275)

Other long-term assets                          (2,892)                -         (2,892)        (2,891)          (5,783)

Long term debt                                 (22,405)            2,063        (20,342)       (20,341)         (40,683)

Other long-term liabilities                      25,465            1,088          26,553         24,852           51,405
                                       -----------------    -------------    ------------   ------------    -------------
Members' equity                            $    218,549      $  (13,048)       $ 205,501      $ 202,223        $ 407,724
                                       =================    =============    ============   ============    =============

Reconciliation of excess purchase
price:
------------------------------------
Investments in Ref-Fuel                    $    363,482                                       $ 364,711
Historical net cost of assets
acquired                                        144,933                                         162,488
                                       -----------------                                    ------------
Excess purchase price                      $    218,549                                       $ 202,223
                                       =================                                    ============

Pro Forma Information (Unaudited)

The accompanying unaudited pro forma consolidated statements of operations for the years ended December 31, 2003 and 2002 give effect to the ownership change as if it occurred on January 1, 2003 and January 1, 2002, respectively.

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the actual results of operations that would have been achieved had the MSW Transactions acquisitions taken place at the beginning of the respective years (in thousands):


                                                           Year Ended December 31,
                                                        2003                       2002
                                               -----------------------       ------------------
 Revenues
    Waste disposal and related services                  $    280,986            $     268,114
    Energy                                                    135,984                  120,034
    Other                                                      15,402                    5,949
                                               -----------------------       ------------------
        Total net revenues                                    432,372                  394,097
 Expenses
    Operating                                                 190,032                  169,866
    Depreciation and amortization                              68,094                   77,007
    General and administrative                                 44,302                   43,642
    Loss on asset retirements                                   2,207                    1,886
                                               -----------------------       ------------------
        Operating income                                      127,737                  101,696
 Interest income                                                3,231                    3,740
 Interest expense                                            (56,101)                 (53,893)
 Loss on early extinguishment of debt                         (3,191)                        -
 Equity in earnings of unconsolidated
affiliates                                                                              15,500
 Other expenses, net                                            (115)                    (590)
                                               -----------------------       ------------------
        Income before minority interests                       71,561                   66,453
 Minority interests in net income of
subsidiaries                                                        -                  (4,885)
                                               -----------------------       ------------------
 Net income                                              $     71,561             $     61,568
                                               =======================       ==================

4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                          Useful Life            December 31,
                                        ---------------  -----------------------------
                                                             2003             2002
                                                                         (Predecessor)

 Plant and equipment                       2-50 years    $1,191,262        $1,195,551
 Land                                                         7,417             3,899
 Leasehold improvements                  Up to 17 years       2,797            34,966
 Landfill                                   13 years          5,997            11,297
 Spare parts                                                 12,253            11,878
 Construction in progress                                     4,614            10,099
                                                         -----------  ----------------
 Total property, plant and equipment                      1,224,340         1,267,690
 Accumulated depreciation                                    (3,391)         (164,618)
                                                         -----------  ----------------
 Property, plant and equipment, net                      $1,220,949        $1,103,072
                                                         ===========  ================

In 2002, the Company changed its accounting estimates relating to the useful lives of certain plant and equipment. The estimated useful lives for most plant assets were extended from 35 years to 50 years, and useful lives of most replacement components, included in plant and equipment, were shortened from a range of seven to ten years, to five years. The change in estimate was based upon a study performed by the Company's engineering department, information obtained from recent fair market assessments, comparisons to typical industry practices and the effect of the Company's review of capital investments which identified fully depreciated assets still in use, and assets that required replacement before its expected useful life resulting in losses being recorded on asset retirements. As a result of the change in estimate, net income was increased by approximately $2.3 million in 2002.

5.  Intangible Assets

Intangible assets consist of the following (in thousands):


                                       Useful Life            December 31,
                                     ---------------  -----------------------------
                                                           2003            2002
                                                                      (Predecessor)

Energy contracts                       6-18 years        $522,430         $381,078
Waste contracts                          6 years           23,600            9,717
Financing costs                        4-22 years               -           20,349
Emissions credits                      Indefinite          37,827                -
Other intangibles                      Indefinite           3,579            2,639
                                                      ------------  ---------------
                                                          587,436          413,783
Accumulated amortization                                   (3,161)         (77,052)
                                                      ------------  ---------------
Intangible assets, net                                   $584,275         $336,731
                                                      ============  ===============

The following table details the amount of actual / estimated amortization expense associated with intangible assets included or expected to be included in the Company's statement of operations for each of the years indicated (in thousands):

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                        Waste
                                  Energy contracts     contracts       Totals
                                  ----------------  --------------  ------------
The period from January 1, 2003
 through December 12, 2003                $27,293          $1,207       $28,500
The period from December 12,
 2003 through December 31, 2003             2,944             217         3,161
                                  ----------------  --------------  ------------
          (Estimated)
2004                                      $57,822          $4,124       $61,946
2005                                       57,822           4,124        61,946
2006                                       57,822           4,124        61,946
2007                                       57,823           4,124        61,947
                          2008             57,722           4,124        61,846
Thereafter                                230,475           2,763       233,238
                                  ----------------  --------------  ------------
Total                                    $519,486         $23,383      $542,869
                                  ================  ==============  ============

6.  Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

                                             December 31,
                                     ----------------------------
                                             2003           2002
                                     -------------  -------------
                                                    (Predecessor)
Beginning balance                              $-        $28,066
Goodwill MSW Energy I                       2,175              -
                                     -------------  -------------
Ending balance                             $2,175        $28,066
                                     =============  =============


The calculation of adjusted net income (excluding goodwill amortization) as if SFAS 142 were adopted January 1, 2001 is as follows (in thousands):

                                            |    The period
                           The period from  |    from January
                             December 12,   |      1, 2003     For the Year    For the Year
                             2003 through   |      through          ended          ended
                            December 31,    |   December 12,   December 31,     December 31,
                                 2003       |        2003           2002            2001
                           ---------------- |   -------------  --------------  --------------
                                            |
Reported net income                 $8,082  |       $103,071        $108,604         $75,279
Add back - Goodwill                         |
 amortization                            -  |              -               -             232
                           ---------------- |   -------------  --------------  --------------
Adjusted net income                 $8,082  |       $103,071        $108,604         $75,511
                           ================ |   =============  ==============  ==============


7. Investments in Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates

American Ref-Fuel Partnerships

Prior to April 30, 2001, the Company's interests in the American Ref-Fuel Partnerships were accounted for using the equity method of accounting. The following table details the Company's ownership percentages and share of net earnings related to such entities (in thousands):

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                        Ownership    Four Months ended
                        Percentage     April 30, 2001
                        ----------  --------------------

Ref-Fuel Management            50%                $(222)
Hempstead                      50%                6,720
Essex                          50%                1,701
Niagara                        50%                  250
Seconn                         50%                 (783)
Semass                         50%                1,951
                                    --------------------
                                                 $9,617
                                    ====================

The following is a summary of aggregate financial information for the Company's investments in the American Ref-Fuel Partnerships for the period ended April 30, 2001 (in thousands):

                                                 Four Months ended
                                                  April 30, 2001
                                                -------------------
 Condensed statement of operations
  Revenues                                                $138,359
  Net income                                                22,915
  Company's share of net income                              9,617
  Distributions received from unconsolidated
   affiliates                                                3,025

The Company's investment in the American Ref-Fuel Partnerships exceeded its share of the underlying equity in the Partnerships' net assets by approximately $98 million at December 31, 2000. Such difference was being amortized using the straight-line method over the estimated economic lives of the related assets, ranging from four to 29 years. Differences between the equity earnings of unconsolidated affiliates reported by the Company and the Company's proportionate share of the combined earnings of the related unconsolidated affiliates resulted principally from the related amortizations.

Subsequent to the Allied Transaction, the results of operations of the American Ref-Fuel Partnerships are included in the consolidated statement of operations.

Equipment Leasing Entities

Between April 30, 2001 and April 30, 2002, the HENS owned 99 percent noncontrolling interests in equipment leasing entities and accounted for them using the equity method. Summarized combined financial information are as follows (in thousands):

                                    H,E,N and S Leasing
                                        Companies, LLC
                                  -------------------------
                                   Combined Balance Sheets
                                          April 30,
                                                      2002
                                  -------------------------

Current assets                                     $53,212
Noncurrent assets                                  404,028
                                  -------------------------
                                                  $457,240
                                  =========================

Current liabilities                                $52,176
Noncurrent liabilities                             207,408
Members' equity                                    197,656
                                  -------------------------
                                                  $457,240
                                  =========================

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                             Combined Statements of Operations
                                        -------------------------------------------
                                           For the period        For the period
                                          January 1, 2002        April 30, 2001
                                            to April 30,         to December 31,
                                                       2002                   2001
                                        --------------------  ---------------------

Net revenue                                         $30,291                $31,198
General  and administrative
 expenses                                               238                    362
Depreciation and amortization expense                10,597                 10,841
                                        --------------------  ---------------------
Operating income                                     19,456                 19,995

Interest income                                         245                    934
Interest expense                                     (4,044)                (4,055)
                                        --------------------  ---------------------
Net income                                          $15,657                $16,874
                                        ====================  =====================

The Company's equity in earnings of
 equipment
      leasing
       entities                                     $15,500                $16,705
                                        ====================  =====================

8.  Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in thousands):

                                                       December 31,
                                               -----------------------------
                                                    2003            2002
                                                               (Predecessor)

Accounts payable                                   $23,587          $22,506
Incentive plan accruals                              3,628           23,119
Compensation liabilities                             7,924            9,867
Short-term portion of deferred revenue                   -            1,887
Other                                                4,471            8,306
                                               ------------  ---------------
                                                   $39,610          $65,685
                                               ============  ===============

9.        Financing Arrangements

Long-term debt obligations of the Company consisted of the following (in thousands):

                                                                           December 31,
                                                                   ----------------------------
                                                                       2003           2002
                                                                                  (Predecessor)
                                  Interest Rate
                                  (average rate)   Final Maturity
 ARC LLC-supported debt
  Senior Notes                             6.26%            2015     $259,000               $-
  Niagara Series 2001A              5.45%-5.625%            2015      165,010          165,010
  Seconn Corporate Credit Bonds      5.50%-6.45%            2022       43,500           43,500
  Hempstead Corporate Credit
   Bonds                                   5.00%            2010       42,670           42,670
                                    Variable
  Credit facility term loans         (3.92%)      Retired in 2003           -          191,250
  Credit facility revolving         Variable
   loan                              (3.03%)      Retired in 2003           -           58,000
                                                                   -----------  ---------------
 ARC LLC-supported debt                                               510,180          500,430
                                                                   -----------  ---------------

 Other debt
  Hempstead project debt             4.40%-5.00%            2009      133,278          149,999
  Essex project debt                 5.32%-7.48%            2020      108,662          119,983

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

  Seconn project debt               5.125%-5.50%            2015       53,499           57,107
  Semass Series 2001A               5.50%-5.625%            2016      134,345          134,345
  Semass Series 2001B                5.00%-5.50%            2010      118,010          118,010
  Semass Series 2001C                2.90%-4.00%            2004       13,935           39,695
                                                                   -----------  ---------------
                                                                      561,729          619,139
                                                                   -----------  ---------------

  Other obligations                                                       378              336
                                                                   -----------  ---------------
 Total debt at par value                                            1,072,287        1,119,905

  Unamortized debt premium, net                                        70,400           36,491
     Current portion                                                  (81,907)         (83,561)
                                                                   -----------  ---------------

 Total long-term debt
  obligations                                                      $1,060,780       $1,072,835
                                                                   ===========  ===============

On April 30, 2001, ARC LLC entered into a $325 million credit facility (the Credit Facility) with a group of lending institutions. The Credit Facility provided for term loans of $215 million to be borrowed by ARC LLC and its subsidiaries (the Term Loans) and for a revolving credit facility of up to $110 million (the Revolving Loan) The Term Loans bore interest which, at ARC LLC's option, was based on the base rate, as defined, plus 1.5 percent or the Eurodollar rate, as defined, plus 2.5 percent. The Revolving Loan bore interest at a rate determined on the date of the borrowing based on the Term Loan interest rate, discussed above, plus an applicable margin of (a) 0.25 percent to
2.125 percent for base rate advances or (b) 1.25 percent to 3.125 percent for Eurodollar rate advances. Commitment fees of up to 0.5 percent were assessed to ARC LLC on the unused portion of the Revolving Loan. The Credit Facility allowed ARC LLC to extend the term of the Revolving Loan for one year. Additionally, subsequent to the one-year extension, ARC LLC could convert the Revolving Loan into a one-year term loan. As such, amounts due under the Revolving Loan were classified as long-term.

On May 9, 2003, ARC LLC completed the sale of $275 million aggregate principal amount of 6.26 percent Senior Notes due 2015. The proceeds of the financing were used to repay $242.6 million under the outstanding Credit Facility, fund debt service reserve accounts and for general corporate purposes. As part of this refinancing, ARC LLC entered into a three-year amended and restated revolving credit facility (the Amended Credit Facility) for up to $75 million, including $45 million of which could be used for letters of credit. Under the terms of the Amended Credit Facility, the Company is subject to certain financial covenants, as defined, with respect to leverage and adjusted cash flow coverage ratios. As of December 31, 2003, there were no borrowings and $7.0 million of letters of credit outstanding under the Amended Credit Facility. Pursuant to the terms of certain guarantee agreements as of December 31, 2003, the Company was contingently obligated to issue $29 million in letters of credit in the event that the ratings of ARC LLC's senior debt are reduced to below investment grade. The Amended Credit Facility allows for two one-year extensions at ARC LLC's request. As a result of the refinancing, the Company expensed approximately $3.3 million of deferred financing costs associated with the retired debt.

ARC LLC-supported debt includes obligations of subsidiary companies for which the Company has issued a guarantee. Other debt obligations mainly consist of indebtedness supported by the facility to which the indebtedness belongs and certain contingent credit support obligations of the Company.

Certain of the debt agreements held by the Company contain restrictions on cash distributions and new borrowings. Substantially all of the assets and revenues of the facilities owned or controlled and operated by subsidiaries of ARC LLC are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

During 2001, the Company refinanced all variable rate borrowings to fixed rate borrowings with various redemption dates. The Company retired $226.1 million and legally defeased $286.9 million during the year, resulting in a loss of $3.7 million related to the payment of call premiums, the expense of unamortized financing costs and other activities.

The aggregate amounts of long-term debt mature as follows (in thousands):

2004                                     $81,907
2005                                      87,489
2006                                      79,070
2007                                      90,466
2008                                      98,472
       Thereafter                        634,883
                                     ------------
                                      $1,072,287
                                     ============


The fair market value of the Company's indebtedness as of December 31, 2003 and 2002, approximated $1.1 billion and $1.2 billion, respectively. The Company determined fair values based on quoted market values.

10.  Other Long-Term Liabilities

Other long-term liabilities consist of the long-term portion of the following (in thousands):


                                            Amortization           December 31,
                                                           -----------------------------
                                               Period           2003            2002
                                               (years)                     (Predecessor)

    Long-term waste contracts acquired              9-17      $131,676          $96,640
    Operating lease acquired                          14        42,094           70,386
    Deferred revenue                                8-20         3,130           14,427
    Long-term incentive plan accruals                            2,894            1,417
    Energy contract levelization                      12           995           34,735
    Landfill liabilities                              13        10,017            8,144
    Other                                                        1,664            1,684
                                                           ------------  ---------------
                                                              $192,470         $227,433
                                                           ============  ===============

See Note 15 for amortization of certain other long-term liabilities.

11.  Operational and Other Agreements

Hempstead, Essex, Seconn, Semass and Delaware Valley operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements. Duke and Allied are each obligated to fund one-half of the cash shortfalls of Essex arising out of operating cost needs subject to an accumulated combined total of $50 million unless funds are required to satisfy certain environmental claims. In the event of such environmental claims, the cumulative total is increased to the lesser of
(a) $100 million; or (b) $50 million plus cumulative Essex distributions. In circumstances of default, Duke and Allied would be responsible to fund up to amounts not expended for funding prior cash shortfalls. On April 30, 2001, Essex and ARC LLC entered into agreements with Duke and Allied requiring Essex and ARC LLC to reimburse, indemnify and defend Duke and Allied from any liability in respect to these obligations.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

With respect to the Delaware Valley facility, ARC LLC has guaranteed amounts payable by Delaware Valley pursuant to certain agreements. ARC LLC has indemnified the Delaware County Solid Waste Authority for amounts arising out of, or relating to any failure of Delaware Valley under its service agreement. In conjunction with the acquisition of the facility, ARC LLC also provides an indemnity to the sellers of the facility from all environmental damages as a result of remedial action and releases or threatened releases of hazardous substances at the facility.

Credit Support

In order to provide the Company with an additional source of funds to meet calls on the Company's project support obligations, MSW Energy I and UAE Energy Corp. (collectively referred to as the Members) have each entered into the Equity Contribution Agreement pursuant to which each of the Members have agreed to provide up to $50 million in equity capital to the Company. Each of the Members' obligation to make equity contributions under the Equity Contribution Agreement is conditioned upon the other making an equal contribution and is limited to each making no more than $50 million of aggregate equity contributions. If either of the Members is not rated at least BBB by S&P, such Member is required to provide a letter of credit from a commercial bank that is rated at least A-by S&P to secure its obligations under the Equity Contribution Agreement.

Significant Customers

All of the Company's WTE facilities are contracted to sell power under long-term power contracts with utility companies, the terms of which expire from 2009 to 2021. These contracts require the facilities to deliver, and the utility companies to purchase, substantially all of the power generated by the facilities at rates defined in the contracts. Total revenues recognized under these energy contracts approximated $7.2 million, $143.5 million, $144.1 million, and $107.2 million for the period from December 12, 2003 through December 31, 2003, the period from January 1, 2003 through December 12, 2003 and the years ended December 31, 2002 and 2001, respectively, representing approximately 29.0 percent, 32.3 percent , 32.9 percent and 35.5 percent, respectively, of total net revenues.

12.  Commitments and Contingencies

Environmental and Regulatory Risk

The Company operates in an environmentally sensitive industry and is subject to extensive federal, state and local laws and regulations adopted for the protection of the environment. The laws and regulations primarily applicable to the Company are those related to discharge of emissions into the air and management of solid waste but can also include those related to water use, discharges to water, wetlands preservation and hazardous waste management. Certain of these laws have extensive and complex requirements relating to obtaining construction and operating permits, monitoring, record keeping and reporting. While management believes that it is in substantial compliance with permits and other applicable environmental laws relating to the Company, its facilities, from time to time, may not be in full compliance with all such laws.

Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The Company incurs operating costs and capital expenditures related to various environmental protection and monitoring programs. Such expenditures have not had a material adverse effect on the Company's consolidated financial position or results of operations. However, federal, state and local regulatory authorities may consider proposals to restrict or tax certain emissions, which proposals, if adopted, could impose additional costs on the operation of the Company.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Landfill Agreements
Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

From May 1997 through July 1999, Wankinco provided notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco filed a notice of appeal in January 2003. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

Management believes that the ultimate resolution of these matters will not have a material adverse impact on the results of operations, future cash flows or financial position of the Company.

In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the years ended December 31, 2003 and 2002, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of December 31, 2003 and 2002, the balance in the Fund is approximately $13.5 million and $11.2 million, respectively, and is included in restricted cash and long-term investments. A corresponding liability of approximately $6.5 million and $5.6 million, representing approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities as of December 31, 2003 and 2002, respectively.

By letter dated February 10, 2004, Wankinco alleged a default under the Settlement Agreement and the lease on the CMW Landfill, related to an alleged failure by the Company to properly fund a $125,000 quarterly deposit. Management believes that the deposit was properly made, that no default exists under the Settlement Agreement or lease, and that the ultimate resolution of this matter will not have a material adverse impact on the results of operation, future cash flows or financial position of the Semass Partnership or the Company.

Future Minimum Payments Under Operating Leases

Delaware Valley leases the Delaware Valley Project pursuant to an operating lease that expires in July 2019. The Company also leases office space for its Montvale, New Jersey headquarters pursuant to operating leases expiring in August 2007.

As of December 31, 2003, total minimum net rental payments on these leases are as follows (in thousands):

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2004                                        $13,487
2005                                         14,178
2006                                         13,611
2007                                         13,768
2008                                         12,477
Thereafter                                   93,260
                                        ------------
                                           $160,781
                                        ============


The Company is contingently liable for the payment of stipulated losses, a portion of which is included minimum net rental payments for Delaware Valley reflected in the table above. This stipulated loss value as of December 31, 2003 is approximately $177.4 million. Total net rental expense was $0.3 million, $6.7 million, $6.5 million and $3.2 million for the period from December 12, 2003 through December 31, 2003, the period from January 1, 2003 through December 12, 2003, and the years ended December 31, 2002 and 2001, respectively.

Capital Expenditures

As of December 31, 2003, the Company has commitments for capital expenditures of approximately $14.2 million, all of which are expected to be incurred in 2004.

Other Matters

The Company is involved in various claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material adverse impact on the future results of operations, cash flows or financial position of the Company.

The Company is required to provide financial assurance to government agencies under applicable environmental and procurement regulations relating to the landfill operations and waste disposal contract. Performance bonds to secure the obligations, of which $29 million in surety bonds was outstanding as of December 31, 2003, satisfy these financial requirements.

13.  Related Party Transactions

Included in the consolidated statement of operations for the years ended December 31, 2002 and 2001 are revenues of approximately $12.2 million and $25.8 million, respectively, generated from the waste disposal services provided to Allied and expenses of $1.0 million and $6.8 million, respectively, for the hauling of ash and disposal of bypass waste by Allied for the four months ended April 30, 2002 and the year ended December 31, 2001, respectively.

All of the revenues from the equipment leasing entities explained in Note 1 are derived from operating leases between those entities and Allied; as such, the equity in earnings of equipment leasing entities of $15.5 million is from Allied for the year ended December 31, 2002. As of the Redemption, Allied is no longer an affiliated entity.

Prior to the Allied Transaction, the Company issued certain notes payable to and notes receivable from certain of the American Ref-Fuel Partnerships. These notes bore interest at 6.12 percent, and were satisfied in conjunction with the Allied Transaction. Interest income under the notes receivable approximated $1.7 million for the four months ended April 30, 2001, at which point they were satisfied. Interest expense pursuant to the notes payable approximated $4.5 million for the four months ended April 30, 2001, at which point they were satisfied.

In the ordinary course of business, the Company and its subsidiaries hold insurance policies with AIG, for which the AIG insurance company subsidiaries receive customary annual premiums. As of June 30, 2003, AIG and its subsidiaries are related parties of the Company.

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

14.       Employee Compensation and Benefit Plans

Retirement Savings Plan

The Company is the sponsor of the American Ref-Fuel Company Retirement Savings Plan (the Savings Plan), which covers substantially all of the Company's employees. The Savings Plan, adopted July 1, 1988, as amended, incorporates a defined contribution account for each employee with deferred savings features permitted under Internal Revenue Code Section 401(k). Employees may make voluntary contributions to one or more of various investment funds through payroll deductions. The Company's matching contribution is defined as 50 percent of the first five percent of covered compensation contributed by the employee. In addition, the Company makes a basic contribution on an employee's behalf in an amount equal to three percent of an employee's regular earnings which are less than the Social Security Wage Base, plus six percent of an employee's regular earnings in excess of the Social Security Wage Base. Company contributions are directed to the investment funds in the same proportion as the employees have directed their voluntary contributions. Amounts contributed to the Savings Plan were approximately $0.2 million, $2.7 million, $3.0 million and $1.7 million for the period from December 12, 2003 through December 31, 2003, the period from January 1, 2003 through December 12, 2003, and the years ended December 31, 2002 and 2001, respectively.

Long-Term Incentive Plans

The Company has granted certain appreciation rights and/or performance awards to its officers and certain key employees that were issued under long-term incentive plans. The incentive plans are administered by the compensation committee of the Board of Directors of the Company. The first Long-Term Incentive Plan (the LTI Plan) was completed prior to 2001, except for certain payments that participants were allowed to defer to periods ending October 1, 2003, in exchange for additional compensation. The expenses related to the deferral were recognized ratably over the deferral period.

The Long-Term Compensation Plan (the LTC Plan), effective as of January 1, 2001, replaced the LTI Plan. Awards under the LTC Plan are based on the achievement of certain management objectives during each plan year. Awards under the LTC Plan mature in equal amounts of 25 percent in the current year and the three subsequent years.

The Company recognized compensation expense related to the LTI Plan and LTC Plan of approximately $0.3 million, $4.9 million, $4.1 million and $2.9 million during the period from December 12, 2003 through December 31, 2003, the period from January 1, 2003 through December 12, 2003, and the years ended December 31, 2002 and 2001, respectively. The Company's obligation under the LTI Plan and LTC Plan is approximately $4.6 million and $24.5 million at December 31, 2003 and 2002, respectively, of which approximately $2.4 million and $1.4 million is included in other long-term liabilities with the remainder in current liabilities. The Company paid out approximately $0.0 million, $25.2 million, $0.9 million and $0.2 million under these plans for the period from December 12, 2003 through December 31, 2003, the period from January 1, 2003 through December 12, 2003 and for the years ended December 31, 2002 and 2001.

Severance Agreements

The Company maintains severance agreements with seven officers where under certain conditions of separation of employment provide for the payment of base salary plus bonus. The maximum contingent liability under these arrangements is $2.2 million.

15.   Supplemental Disclosure of Cash Flow Information

Depreciation and amortization expense included in the Statements of Cash Flows consists of the following expenses (revenues) (in thousands):

Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



                                                The period  |   The period
                                                   from     |      from
                                                 December   |    January 1,                For the
                                                 12, 2003   |      2003       For the        Year
                                                  through   |     through     Year Ended    Ended
                            Statement of         December   |    December     December     December
  Asset / liability           operations          31, 2003  |     12, 2003     31, 2002    31, 2001
---------------------  -----------------------  ----------- |   -----------  -----------  ----------
                                                            |
Property, plant and    Depreciation and                     |
 equipment              amortization (1)            $3,391  |      $55,838      $67,249     $43,978
Energy contracts       Energy revenues               3,286  |       27,293       25,984      12,505
Long-term waste        Waste disposal and                   |
 contracts              related services              (477) |       (7,454)      (8,453)     (6,283)
                       Operating expenses                   |
Lease                   (rent expense)                   -  |       (5,009)      (5,279)     (3,519)
Debt                   Interest expense               (494) |       (4,097)      (4,608)       (907)
                       Waste disposal and                   |
                        related services and                |
Deferred revenue        energy revenues                  -  |         (909)        (198)     (1,762)
                                                ----------- |   -----------  -----------  ----------
 Total                                              $5,706  |      $65,662      $74,695     $44,012
                                                =========== |   ===========  ===========  ==========
 (1) Includes amortization of  intangible                   |
  assets and amortization of goodwill                       |
                                                            |
 Supplemental cash flow information                         |
  Cash paid for                                             |
   interest                                        $11,094  |      $54,594      $57,306     $65,175
                                                =========== |   ===========  ===========  ==========
 Noncash investing and financing activities                 |
 Recapitalization of the HENS                               |                              $144,194
 Redemption of Class B minority interest in                 |
  the HENS (Note 3)                                         |                  $144,194
 Push-down basis of accounting - MSW Energy I     $205,501  |
 Push-down basis of accounting - MSW Energy II    $202,223  |
 Unrealized gain on investments                       $517  |


16.  Subsequent Event

On January 26, 2004, affiliates of CSFB Private Equity entered into a securities purchase agreement with Highstar Renewable Fuels II LLC (Highstar II), an affiliate of AIGGIG, pursuant to which the CSFB Private Equity affiliates agreed to sell to Highstar II 40% of the outstanding shares of common stock of UAE Holdings. Upon the consummation of the transactions contemplated by the securities purchase agreement, the CSFB Private Equity affiliates will collectively own 60% and Highstar II will own 40% of the outstanding shares of common stock of UAE Holdings.

Concurrently with the execution of the aforementioned purchase agreement, Highstar, MSW Acquisition, and UAE Holdings entered into a membership interests purchase agreement pursuant to which Highstar agreed to sell to MSW Acquisition 10% and to UAE Holdings 0.01% of the outstanding membership interests in MSW Energy I. Prior to such transaction, Highstar will transfer 39.89% of our membership interests to its wholly-owned subsidiary, Highstar I. Upon the consummation of the transactions contemplated by the membership interests purchase agreement, MSW Acquisition will own 60%, Highstar and Highstar I will own 39.99% and UAE Holdings will own 0.01% of the outstanding membership interests in MSW Energy I, and UAE Holdings will be the managing member of MSW Energy I.

The transactions described above (the Equalization Transactions) will result in CSFB Private Equity affiliates collectively owning a 59.88% indirect interest in Ref-Fuel Holdings and Highstar, Highstar I and Highstar II collectively owning a 39.92% indirect interest in Ref-Fuel Holdings.

The parties will enter into a stockholders' agreement and members' agreement that will provide for the governance of UAE Holdings, MSW Energy I and their subsidiaries. The consent of both the CSFB Private Equity affiliates and an affiliate of AIGGIG will be required to take certain significant actions at UAE Holdings, MSW Holdings and, in many cases, their subsidiaries. The agreements will also provide for transfer restrictions, a right of first offer, tag-along rights, drag-along rights and participation rights with respect to UAE Holdings and MSW Energy I. The parties will also enter into a registration rights agreement with respect to UAE Holdings.

The transactions contemplated by the aforementioned agreements will be conditioned upon the consummation of each other and will also be subject to certain closing conditions, including the receipt of all necessary governmental approvals. These transactions are expected to close in the second quarter of 2004.

                         Report of Independent Auditors


To the Members of
H, E, N and S Leasing Companies, LLC


In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of members' equity and of cash flows, present fairly, in all material respects, the financial position of H, E, N and S Leasing Companies, LLC at April 30, 2002 and December 31, 2001, and the results of their operations and their cash flows for the four-month period ended April 30, 2002 and eight-month period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Phoenix, Arizona
July 24, 2003

H, E, N and S Leasing Companies, LLC

Combined Balance Sheets (In Thousands)
--------------------------------------------------------------------------------


                                                                  December 31,   April 30,
                              Assets                                  2001         2002
                                                                  --------------------------
 Current assets
 Cash and cash equivalents                                             $28,645      $44,226
 Accounts receivable                                                     4,476        8,868
 Prepaid expenses and other current assets                                 187          118
                                                                  --------------------------
 Total current assets                                                   33,308       53,212
                                                                  --------------------------

 Long-term assets
 Property and equipment, net                                           213,452      395,778
 Other long-term assets                                                  8,577        8,250
                                                                  --------------------------
 Total long-term assets                                                222,029      404,028
                                                                  --------------------------
 Total assets                                                         $255,337     $457,240
                                                                  ==========================

                 Liabilities and Members' Equity
 Current liabilities
 Accounts payable and accrued expenses                                  $6,255      $12,001
 Current portion of long-term debt                                       8,550       39,255
 Accrued interest payable                                                1,158          920
                                                                  --------------------------
 Total current liabilities                                              15,963       52,176
                                                                  --------------------------

 Long-term liabilities
 Long-term debt                                                         57,375      207,408
                                                                  --------------------------
 Total long-term liabilities                                            57,375      207,408
                                                                  --------------------------
 Total liabilities                                                      73,338      259,584
                                                                  --------------------------

 Commitments and contingencies

 Members' equity
 Contributed capital                                                   165,125      165,125
 Retained earnings                                                      16,874       32,531
                                                                  --------------------------
 Total members' equity                                                 181,999      197,656
                                                                  --------------------------
 Total liabilities and members' equity                                $255,337     $457,240
                                                                  ==========================

The accompanying notes are an integral part of these combined financial statements.

H, E, N and S Leasing Companies, LLC

Combined Statements of Operations (In Thousands)
--------------------------------------------------------------------------------

                                                               For the eight   For the four
                                                                months ended   months ended
                                                                December 31,    April 30,
                                                                    2001           2002
                                                              ------------------------------

Revenues - affiliates                                                 $31,198       $30,291
 Expenses
  General and administrative                                              362           238
  Depreciation                                                         10,841        10,597
                                                              ------------------------------
      Operating income                                                 19,995        19,456
 Interest income                                                          934           245
 Interest expense                                                      (4,055)       (4,044)
                                                              ------------------------------
      Net income                                                      $16,874       $15,657
                                                              ==============================

The accompanying notes are an integral part of these combined financial statements.

H, E, N and S Leasing Companies, LLC

Combined Statements Of Members' Equity (In Thousands)
--------------------------------------------------------------------------------

                                                                                  Total
                                                   Contributed     Retained      Members'
                                                     Capital       Earnings       Equity
                                                  ------------------------------------------

 Balance as of April 30, 2001                                $-            $-            $-
  Capital contributions                                 165,125             -       165,125
  Net income                                                  -        16,874        16,874
                                                  ------------------------------------------
 Balance as of December 31, 2001                        165,125        16,874       181,999
  Net income                                                  -        15,657        15,657
                                                  ------------------------------------------
 Balance as of April 30, 2002                          $165,125       $32,531      $197,656
                                                  ==========================================

The accompanying notes are an integral part of these combined financial statements.

H, E, N and S Leasing Companies, LLC

Combined Statements of Cash Flows (In Thousands)
--------------------------------------------------------------------------------

                                                              For the eight   For the four
                                                               months ended   months ended
                                                               December 31,    April 30,
                                                                  2001           2002
                                                             ------------------------------
Cash flows from operations
  Net income                                                        $16,874        $15,657
  Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                     12,141         11,278
   Changes in assets and liabilities
     Accounts receivable                                             (4,476)        (4,392)
     Prepaid expenses and other current assets                         (187)            69
     Accounts payable and accrued expenses                            3,766          5,746
     Accrued interest payable                                         1,158           (238)
                                                             ------------------------------
Net cash provided by operating activities                            29,276         28,120
                                                             ------------------------------
Cash flows from investing activities
  Purchases of property and equipment                              (221,804)      (192,923)
                                                             ------------------------------
Net cash used in investing activities                              (221,804)      (192,923)
                                                             ------------------------------
Cash flows from financing activities
  Borrowings of long-term debt                                       69,000        192,700
  Repayments of long-term debt                                       (3,075)       (11,962)
  Payment of financing costs                                         (9,877)          (354)
  Capital contributions                                             165,125              -
                                                             ------------------------------
Net cash provided by financing activities                           221,173        180,384
                                                             ------------------------------
Net increase in cash and cash equivalents                            28,645         15,581
Cash and cash equivalents, beginning of period                            -         28,645
                                                             ------------------------------
Cash and cash equivalents, end of period                            $28,645        $44,226
                                                             ==============================
Supplemental disclosure
  Cash paid for interest                                             $1,597         $3,601
                                                             ==============================
Noncash investing activity
  Acquisition of property and equipment                              $2,489
                                                             ===============

The accompanying notes are an integral part of these combined financial statements.

H, E, N and S Leasing Companies, LLC

Notes to Combined Financial Statements
December 31, 2001 and April 30, 2002
--------------------------------------------------------------------------------

1.   Organization and Basis of Presentation

H Leasing Company, LLC (H Leasing), E Leasing Company, LLC (E Leasing), N Leasing Company, LLC (N Leasing) and S Leasing Company, LLC (S Leasing and collectively, the Companies) are each Delaware limited liability companies formed on December 14, 2000. The Companies had no operations until April 2001, when the members made capital contributions to the Companies. Prior to the redemption referred below, the Companies each have the following two members that function in the following roles:

                           Member and                                   Member and
    Company                 Manager                              Special Purpose Manager
---------------------------------------------------------------------------------------------------------
   H Leasing    Allied Waste North America, Inc.          American Ref-Fuel Company of Hempstead
   E Leasing    Allied Waste North America, Inc.        American Ref-Fuel Company of Essex County
   N Leasing    Allied Waste North America, Inc.        American Ref-Fuel Company of Niagara, L.P.
   S Leasing    Allied Waste North America, Inc.  American Ref-Fuel Company of Southeastern Connecticut

On April 30, 2001, the members of each of the Companies entered into a Limited Liability Company Agreement (LLC Agreement) which governs the operations and management of the affairs of the Companies (see Note 3).

Allied Waste North America, Inc. (Allied NA) is a subsidiary of Allied Waste Industries, Inc. (Allied) and has a 1% ownership interest in each of the Companies. Each of American Ref-Fuel Company of Hempstead (Hempstead), American Ref-Fuel Company of Essex County (Essex), American Ref-Fuel Company of Niagara, L.P. (Niagara) and American Ref-Fuel Company of Southeastern Connecticut (Seconn and collectively, the HENS) holds a 99% ownership interest in each of the Companies. Subsidiaries of American Ref-Fuel Company LLC (ARC) and Allied are also the partners in the HENS, which are partnerships that own and operate waste-to-energy power generating facilities in New York, New Jersey and Connecticut.

Each of the Companies was formed with the purpose of acquiring, owning, leasing and managing municipal solid waste collection or disposal vehicles, construction equipment, refuse containers and compactors and other waste management equipment. The Companies lease this type of equipment to subsidiaries of Allied.

On April 30, 2001, the Companies were capitalized through equity contributions by the members of approximately $165.1 million. In connection with the capitalization of the Companies, the partners of HENS recapitalized their partnership interests (the Recapitalization). The terms of the Recapitalization provided that the interest held by ARC converted to Class A interests and the interests held by Allied converted to Class B interests. Both ARC and Allied had separate, noncurrent rights to cause the HENS to redeem Allied's Class B interests in the HENS for the HENS' interests in the Companies (the Redemption).

In January 2002, Allied provided notice of its intent to exercise its rights to cause the Redemption. The Redemption was completed on April 30, 2002 and resulted in the HENS' interests in the Companies being distributed to Allied in redemption of Allied's Class B interests.

H, E, N and S Leasing Companies, LLC

Notes to Combined Financial Statements
December 31, 2001 and April 30, 2002
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies

Principles of Combination

The accompanying financial statements have been prepared on a combined basis for all of the Companies based upon the common ownership and managerial control by Allied NA as the Manager. All significant intercompany accounts and transactions have been eliminated in preparing the combined financial statements.

Revenue Recognition

The Companies recognize revenue from operating lease payments for municipal solid waste collection or disposal vehicles, construction equipment, refuse containers and compactors and other waste management equipment leased to subsidiaries of Allied. Revenue is recognized ratably over the term of the lease period, generally 42 months.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities at the date of the financial statements, (b) disclosures of contingent assets and liabilities at the date of the financial statements and
(c) the reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets. Such estimates may be subsequently revised as deemed necessary when additional information becomes available. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and all short-term investments with original maturities of three months or less. The Companies invest excess cash and cash equivalents with institutions it believes are creditworthy.

Property and Equipment

Property and equipment, which consist of equipment under lease, are recorded at acquisition cost. The equipment under lease consists of municipal solid waste collection or disposal vehicles, construction equipment, refuse containers and compactors and other waste management equipment. The Companies provide for depreciation using the straight-line method over the estimated useful lives. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. Routine repairs and maintenance are the responsibility of the lessees. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management periodically reviews long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that an asset should be evaluated for possible impairment, management compares estimated undiscounted future operating cash flows associated with the asset to its carrying amount. If the carrying amount of the asset is greater than undiscounted future operating cash flows, an impairment loss is calculated and recognized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

H, E, N and S Leasing Companies, LLC

Notes to Combined Financial Statements
December 31, 2001 and April 30, 2002
--------------------------------------------------------------------------------

Deferred Financing Costs

Deferred financing costs represent certain capitalizable costs incurred by the Companies to finance its long-term debt obligations. These costs are amortized to interest expense on a straight-line basis over the life of the related debt.

Income Taxes

The Companies are limited liability companies that have elected to be treated as partnerships for tax purposes. Accordingly, income taxes are not levied at the Companies, but rather on the individual members.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair values due to the short-term maturities of these instruments and the variable rates of interest on the debt.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that most gains and losses from the extinguishment of debt no longer be classified as extraordinary items and that they are recorded in the results of operations. In addition, SFAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This standard is effective for the Companies as of January 1, 2003 and is not expected to have a material effect on the Companies' combined financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Companies will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002, which is not expected to have a material effect on the Companies' combined financial position, results of operations or cash flows.

3.   Limited Liability Company Agreement

Allied NA, as the manager of each Company, has been delegated the rights and responsibilities to operate and manage the Companies. The manager is fully responsible for maintaining the books and records of the Companies and in preparing required financial statements and reports related to the operating results and financial position of the Companies. The manager, in accordance with the agreement, is entitled to an annual fee of $100,000 for each Company, payable quarterly, in consideration of accounting and administrative services performed by the manager on behalf of the Companies. Amounts incurred by the Companies related to such management fees amounted to $267,000 and $133,000 for the periods April 30, 2001 to December 31, 2001 and January 1, 2002 to April 30, 2002, respectively. As of December 31, 2001 and April 30, 2002, there were no amounts outstanding to Allied NA.

The LLC Agreement provides that profits and losses of the Companies are to be allocated to each of the members in accordance with their percentage interests. Distributions by the Companies, if any, are also to be made to the members pro rata based upon their percentage interests and the unanimous agreement of the members.

H, E, N and S Leasing Companies, LLC

Notes to Combined Financial Statements
December 31, 2001 and April 30, 2002
--------------------------------------------------------------------------------

4.   Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                              December 31,     April 30,
                                               Useful Life        2001           2002"
                                             ----------------------------------------------

Vehicles and equipment                         3-15 years          $181,672       $360,174
Waste containers and compactors                5-10 years            41,046         57,042
Construction in progress                                              1,575              -
                                                            -------------------------------
Total property and equipment                                        224,293        417,216
Accumulated depreciation                                            (10,841)       (21,438)
                                                            -------------------------------
Property and equipment, net                                        $213,452       $395,778
                                                            ===============================

5.   Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

                                                        December 31,     April 30,
                                         Useful Life        2001           2002
                                        ---------------------------------------------
Deferred financing costs, net              5 years             $9,877        $10,231
Accumulated amortization                                       (1,300)        (1,981)
                                                      -------------------------------
Other long-term assets, net                                    $8,577         $8,250
                                                      ===============================


The deferred financing costs were incurred in connection with the Companies entering into a credit agreement for long-term debt with a lender (see Note 7). The Companies recorded amortization expense related to the deferred financing costs for the periods April 30, 2001 to December 31, 2001 and January 1, 2002 to April 30, 2002 of $1,300 and $681, respectively, which is included in interest expense on the accompanying combined statements of operations.

6.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

                                             December 31,     April 30,
                                                 2001           2002
                                           -------------------------------

Accounts payable                                    $2,546        $11,435
Accrued expenses                                     3,708             45
Accrued sales tax payable                                1            521
                                           -------------------------------
                                                    $6,255        $12,001
                                           ===============================

7.   Long-Term Debt

On April 30, 2001, each of the Companies entered into a credit agreement (the Credit Agreements) with a third party leader. The Credit Agreements provide for term loans of up to $283.5 million to be borrowed by the Companies (the Term Loans). The amount of borrowings available for each Company as of April 30, 2002 under the Credit Agreements are as follows (in thousands):

H, E, N and S Leasing Companies, LLC

Notes to Combined Financial Statements
December 31, 2001 and April 30, 2002
--------------------------------------------------------------------------------

H Leasing Company                                                 $8,052
E Leasing Company                                                  6,004
N Leasing Company                                                  3,300
S Leasing Company                                                  4,444
                                                        -----------------
 Total                                                           $21,800
                                                        =================

Pursuant to cross guarantee provisions of the Credit Agreements, each of the Companies is a guarantor of each of the other Company's obligations under the Credit Agreements. Amounts borrowed under the Credit Agreements are to be used solely for the purchase of vehicles, construction equipment, commercial equipment and other equipment leased in the normal course of the Companies' leasing business, including certain limited quantities of used equipment.

The Term Loans bear interest which, at each of the Companies' option, is based on the index rate, as defined, plus 2.0 percent or the LIBOR rate, as defined, plus 4.5 percent. Commitment fees of 0.5 percent are payable by the Companies on the undrawn portion of the amounts available under the Credit Agreements.

Long-term debt outstanding and average interest rates for the Companies consisted of the following (amounts in thousands, except percentages):


                                          Average Interest Rate December 31,    April 30,
                                          ---------------------
                                               2001       2002           2001          2002
                                          --------------------------------------------------

 H Leasing Company                             7.57%      4.91%       $20,213       $81,383
 E Leasing Company                             9.47%      4.96%        18,025        73,785
 N Leasing Company                             9.62%      4.96%        10,625        42,419
 S Leasing Company                             7.92%      4.93%        17,062        49,076
                                                               -----------------------------
 Total                                                                 65,925       246,663
 Less - Current portion                                                 8,550        39,255
                                                               -----------------------------
Total long-term debt                                                  $57,375      $207,408
                                                               =============================

The Credit Agreements contain restrictions on, among other things, new borrowings and certain restricted payments, as defined, including dividends. Substantially all of the assets and receipts under leases entered into by the Companies are pledged as collateral. The lender maintains a collateral interest in the funding and debt service accounts for the term of the Credit Agreements.

The aggregate amounts of maturities of long-term debt for the next five years and thereafter as of April 30, 2002 are as follows (in thousands):


2002                                         $19,628
2003                                          39,255
2004                                          39,255
2005                                          39,255
2006                                         109,270
                                  -------------------
                                            $246,663
                                  ===================


8.   Master Lease Agreement

The LLC Agreement also provides a form of Master Lease Agreement for the Companies in their lease of equipment to subsidiaries of Allied. The master

H, E, N and S Leasing Companies, LLC

Notes to Combined Financial Statements
December 31, 2001 and April 30, 2002
--------------------------------------------------------------------------------

lease provides for the major financial terms upon which the Companies lease equipment, including a term of 42 months and lease factors to determine monthly payments based upon the acquisition cost of the equipment. The lessees are responsible for all the operating and maintenance costs of the equipment under lease. The lessees can purchase the leased equipment at fair market value, as defined in the master lease, at the end of the lease term. All of the leases by the Companies qualify as operating leases.

Total future minimum lease payments receivable as of April 30, 2002 were as follows (in thousands):

                             2002            $76,423
                             2003            114,634
                             2004            110,668
                             2005             39,380
                                  -------------------
                                            $341,105
                                  ===================

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

     None.

Item 9A.  Controls and Procedures

MSW Energy Holdings

As of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of MSW Energy Holdings evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in MSW Energy Holdings' periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2003.

MSW Energy Finance

As of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of MSW Energy Finance evaluated the effectiveness of the company's disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in MSW Energy Finance's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2003.

PART III

Item 10.  Directors and Executive Officers of the Registrant

MSW Energy Holdings

The following table gives the name, age and position of each of our officers and members of our Board of Directors as of December 31, 2003. Each of directors, other than Mr. Panaccione, is also a director of Ref-Fuel Holdings and American Ref-Fuel.

Name                   Age  Position
------------------------------------------------------------
Marc C. Baliotti         33 Director
Ari Benacerraf           39 Director
Michael J. Miller        44 Director
Andrew T. Panaccione     42 Director
Michael W. Ranger        45 Director
John T. Miller           57 Chief Executive Officer(1)
Michael J. Gruppuso         Chief Financial Officer, Vice
                         42  President and Secretary(2)


(1) John T. Miller became Chief Executive Officer effective December 12, 2003. Prior to that date Michael J. Miller served in that capacity.
(2) Michael J. Gruppuso became Chief Financial Officer, Vice President and Secretary effective December 12, 2003. Prior to that date Daniel H. Clare served as Chief Financial Officer and Treasurer until July 30, 2003 and William Whitman served as Chief Financial Officer and Treasurer from July 30, 2003 until December 12, 2003. Mr. Clare served as Secretary until December 12, 2003.

     Marc C. Baliotti is one of our directors. He joined AIG Global Investment Corp. in April 2002 and is a Principal of AIG Highstar II GP, L.P. Mr. Baliotti previously worked as a consultant to Advanstar Communications Inc. from April 2001 to April 2002, as a Vice President with Bluevector, LLC (private equity affiliate of marchFIRST) from April 2000 to April 2001 and as an Associate with Donaldson Lufkin & Jenrette in its Merchant Banking Group from September 1997 to April 2000. Mr. Baliotti is a graduate of the United States Naval Academy and received an M.B.A. from Villanova University while on active duty in the U.S. Navy.

     Ari Benacerraf is one of our directors. He has been a Managing Director of Credit Suisse First Boston LLC in the Merchant Banking Group since 2001. Mr. Benacerraf joined CSFB at that time upon the merger with Donaldson, Lufkin & Jenrette, where he had been a Vice President and Senior Vice President in the Merchant Banking Group since 1995. Mr. Benacerraf serves on the board of directors of MSW Energy II, Seabulk International, Inc., Frontier Drilling ASA, Localiza Rent-a-Car S.A. and Amatek Holdings S.A. Mr. Benacerraf holds an M.B.A. degree from the Johnson School of Management at Cornell University.

     Michael J. Gruppuso is our Chief Financial Officer, Vice President and Secretary. He has served as Vice President and Chief Financial Officer of ARC Management Company since March 2002. Mr. Gruppuso joined ARC Management Company in 1991 and served in several financial and managerial positions, most recently Corporate Controller. Mr. Gruppuso also serves as Chief Financial Officer of MSW Energy II. Prior to joining ARC Management Company, Mr. Gruppuso was employed by KTI Energy, Inc. from 1985 to 1991, an owner of WTE projects, where he served as Vice President, Finance. Prior to KTI, he was a Senior Tax Consultant for Ernst & Young from 1983 to 1985. Mr. Gruppuso received a Bachelor of Science in Finance and Accounting from New York University in 1983.

     John T. Miller is our Chief Executive Officer. He has served as Chief Executive Officer of ARC Management Company since November 2001. As Chief Executive Officer, Mr. Miller is responsible for the overall management and direction of American Ref-Fuel. Mr. Miller joined American Ref-Fuel in March 1998 as Vice President and Chief Financial Officer. Before joining ARC Management Company, Mr. Miller was employed by E-Z Serve Corporation, a gasoline retailer and convenience store operator, where he served as Chief Financial Officer. His duties there included a key role in the company's spin-off as a separate publicly traded company, and the subsequent negotiation of four acquisitions and related financings that added more than $100 million of enterprise value. Prior to his role at E-Z Serve, Mr. Miller was employed by Gotco Ltd. (4 years); Gulf Oil Corporation (11 years) and Ernst & Young (4 years). Mr. Miller attended John Carroll University in Cleveland, Ohio, where he received a Bachelor of Science degree in Business Administration. He attended the U.S. Army Officer Candidate School in Virginia and served as a Commissioned Officer for two years.

     Michael J. Miller is one of our directors. He joined AIG Global Investment Corp. in December 2001 and is a Managing Director of AIG Highstar II GP, L.P. Mr. Miller previously worked as a Vice President with Enron North America (ENA) from February 1997 to April 2001 and as a Vice President with Enron Corp. from April 2001 to December 2001. At ENA, Mr. Miller led a group that developed and constructed over 3,000 megawatts of electric generation projects throughout the eastern United States. Mr. Miller, who received his B.S. from Rensselaer Polytechnic Institute and his M.B.A. from the University of Chicago, holds the Certified Financial Analyst designation.

     Andrew T. Panaccione is our independent director and the President of Entity Services Group, LLC. We are required to include an independent director on our Board of Directors in order to meet rating agency requirements. Mr. Panaccione also serves as the independent director of MSW Energy II. Before joining Entity Services Group in 1993, Mr. Panaccione worked for over seven years in the commercial real estate field. Prior to that, Mr. Panaccione was an auditor for Arthur Andersen. Mr. Panaccione graduated cum laude from the University of Delaware with a Bachelor of Science degree in accounting.

     Michael W. Ranger is one of our directors. Mr. Ranger has been a Managing Director of Global Energy Partners, an affiliate of CSFB Private Equity, overseeing private equity investments in the energy and power industries since

2002. Mr. Ranger joined CSFB upon the merger with Donaldson, Lufkin & Jenrette in 2000, where he was a Managing Director in the Energy Group and Head of Domestic Power until 2001. Mr. Ranger previously served as a Managing Director and head of the Global Energy and Power Group of Donaldson, Lufkin & Jenrette from 1990 to 2000. Mr. Ranger serves on the board of directors of MSW Energy II and TXU Corp. and is a member of the board of managers of TXU Energy Company, LLC. He is a graduate of St. Lawrence University.

Audit Committee

     This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; meets with the independent accountants and with appropriate financial personnel regarding corporate financial reporting, accounting procedures and controls, and the scope of independent audits; and evaluates officers' compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. Messrs. Baliotti, Benacerraf, Miller and Ranger are the members of the Audit Committee, and Mr. Ranger is its chair. The Board of Directors has determined that Mr. Ranger is a financial expert (as defined by the Securities and Exchange Commission).

     MSW Energy Holdings has adopted a Code of Ethics which applies to the chief executive officer, principal financial and accounting officers of MSW Energy Holdings. The Code of Ethics may be accessed at the MSW Energy Holdings website at http:// www.mswenergy.com. Printed copies may be obtained without charge by writing to the Corporate Secretary, MSW Energy Holdings, 155 Chestnut Ridge Road, Montvale, NJ 07645.

     Amendments to the Code or waivers of the Code as required by Regulation S-K, Item 406 will be posted on the website referred to above.

Item 11.  Executive Compensation

MSW Energy Holdings

     None of our directors or officers, all of whom are employed by Ref-Fuel Holdings, AIGGIG or CSFB Private Equity or their affiliates, are separately compensated by us for their service as directors and officers.

     We pay an annual fee of approximately $2,500 to Entity Services Group, LLC for the services of Mr. Panaccione, our independent director. In addition, pursuant to a consulting agreement dated July 30, 2003, we paid Mr. Whitman, who was our Chief Financial Officer for a portion of the year 2003, a monthly fee of $12,500 for his advisory and consulting services during 2003. Mr. Whitman's consulting agreement is no longer in effect.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

MSW Energy Holdings

     The following table sets forth information with respect to the beneficial ownership of our membership interests as of March 1, 2004 by:

     -- each person known to own beneficially more than 5% of our membership interests;

     --   each of our directors and executive officers; and

     --   all of our directors and executive officers as a group.

     The amounts and percentages of membership interests beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial" owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

     Each of our two beneficial owners listed has, to our knowledge, sole voting and investment power with respect to all of our membership interests.

                                                                Beneficial Ownership
                                                                    of MSW Energy
                                                                       Holdings
                                                                ---------------------
                                                                   Percentage of
                                                                     Outstanding
Name of Beneficial Owner                                         Membership Interests
-------------------------------------------------------------------------------------
Highstar Renewable Fuels LLC(1)                                                   50%
MSW Acquisition LLC(2)                                                            50%

Directors:
 Marc C. Baliotti(3)                                                              --
 Ari Benacerraf(4)                                                                --
 Michael J. Miller(3)                                                             --
 Michael W. Ranger(4)                                                             --
 Andrew T. Panaccione(5)                                                          --
All executive officers and directors as a group (7 persons)                       --

(1) Highstar is an affiliate of AIGGIG. Highstar Renewable Fuels' business address is 599 Lexington Avenue, 25thFloor, New York, New York 10022.
(2) MSW Acquisition LLC is an affiliate of CSFB Private Equity. CSFB Private Equity's business address is 11 Madison Avenue, New York, New York 10010.
(3) Messrs. Baliotti and Michael J. Miller are affiliated with AIGGIG, of which Highstar Renewable Fuels LLC is an affiliate. Membership interests shown for Messrs. Baliotti and Michael J. Miller exclude membership interests shown as held by Highstar Renewable Fuels LLC, as to which Messrs. Baliotti and Michael J. Miller disclaim beneficial ownership. The business address of each of Messrs. Baliotti and Michael J. Miller is 599 Lexington Avenue, 25th Floor, New York, New York 10022.
(4) Messrs. Benacerraf and Ranger are affiliated with CSFB Private Equity, of which MSW Acquisition LLC is an affiliate. Membership interests shown for Messrs. Benacerraf and Ranger exclude membership interests shown as held by MSW Acquisition LLC, as to which Messrs. Benacerraf and Ranger disclaim beneficial ownership. The business address of each of Messrs. Benacerraf and Ranger is 11 Madison Avenue, New York, New York 10010.
(5) The business address of Mr. Panaccione, our independent director, is Entity Services Group, LLC, 103 Foulk Road, Suite 100, Wilmington, Delaware 19803.


Item 13.  Certain Relationships and Related Transactions

     None of our other directors or officers, all of whom are employed either by AIG Global Investment Corp. or CSFB Private Equity or their affiliates, are separately compensated by us for their service as directors and officers.

     CSFB Private Equity and Highstar, which is an affiliate of AIGGIG, collectively beneficially own 100% of our membership interests. CSFB Private Equity is a wholly-owned subsidiary of Credit Suisse First Boston (USA), Inc. AIGGIG is a subsidiary of AIG.

     Credit Suisse First Boston LLC (''CSFB LLC'') acted as our financial advisor and was the initial purchaser of the Senior Notes. In addition, CSFB LLC committed to underwrite a bridge loan to the Company for the acquisition from Duke Energy in the event that we did not close the sale of the Senior Notes. Total fees paid to CSFB LLC for these services were $11.9 million of which $5.9 million is included in acquisition costs (as a component of the purchase price) and $6.0 million is included in deferred financing fees in 2003.

     Other than with respect to our independent director, our entire board has been designated by AIGGIG or CSFB Private Equity or their affiliates. In addition, affiliates of AIGGIG and CSFB Private Equity control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

     In addition, CSFB issued a letter of credit on behalf of the CSFB Private Equity Investor for the benefit of our letter of credit provider in connection with our obligations under the equity contribution agreement. CSFB also issued a letter of credit on behalf of MSW Acquisition LLC for the benefit of Highstar, which letter of credit is no longer outstanding.

     CSFB or its affiliates may in the future engage in investment banking and other services with us or Ref-Fuel Holdings or its subsidiaries, for which CSFB or its affiliates will receive customary compensation.

     Subsidiaries of AIG have issued existing insurance policies to us and American Ref-Fuel, for which the AIG insurance company subsidiaries receive customary annual premiums. The Insurance Company of Pennsylvania, an AIG subsidiary, has issued surety bonds on behalf of several American Ref-Fuel affiliates, for which the Insurance Company of Pennsylvania receives customary annual premiums. In addition, insurance company subsidiaries of AIG may in the future provide insurance and surety bonds to us or Ref-Fuel Holdings or its subsidiaries.

     MSW Merger LLC, through a wholly owned subsidiary, beneficially owns 100% of the membership interests of MSW Energy II, which, after giving effect to the UAE Transactions, will hold the 50% membership interest in Ref-Fuel Holdings that is currently owned by UAE Holdings. MSW Merger is a wholly owned subsidiary of CSFB Private Equity.

Item 14.  Principal Accountant Fees and Services

     The following table sets forth the fees billed or expected to be billed by the independent accountants to MSW Energy Holdings and MSW Energy Finance for the fiscal period ended December 31, 2003.

Fees Billed                                  2003
                                 (in thousands)
Audit fees                                   $799
Audit-related fees                            355
Tax fees                                        -
All other fees                                  -
                               -------------------
Total fees                                 $1,154
                               ===================

     Audit Fees are those fees for professional services rendered in connection with: the audit of the Company's consolidated financial statements for the fiscal period ended December 31, 2003; the review of the Company's quarterly consolidated financial statements on Form 10-Qs that are customary under auditing standards generally accepted in the United States; and fees associated with the Company's debt offering and Form S-4 filing to register the Senior Notes. Audit-related fees consisted primarily of services rendered in connection with the reaudit of Ref-Fuel Holdings Consolidated Financial Statements for the years ended December 31, 2001 and 2000. It is expected that PricewaterhouseCoopers LLP will provide similar nonaudit services during fiscal 2004. The Audit Committee reviewed and approved in advance the audit and nonaudit services rendered by PricewaterhouseCoopers LLP during fiscal 2003 and has considered and concluded that the provision of the nonaudit services is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Exhibits

     3.1  Certificate of Formation of MSW Energy Holdings LLC.*

     3.2 Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings LLC, dated as of June 24, 2003, by and between Highstar Renewable Fuels LLC and MSW Acquisition LLC.*

     3.3 Amended and Restated Certificate of Incorporation of MSW Energy Finance Co., Inc.*

     3.4  Bylaws of MSW Energy Finance Co., Inc.*

     3.5 Certificate of Amendment to the Certificate of Formation of MSW Energy Hudson LLC.*

     3.6 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Hudson LLC, dated as of June 30, 2003, by MSW Energy Holdings LLC.*

     4.1 Indenture dated June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.*

     4.2 Supplemental Indenture dated July 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc., MSW Energy Hudson LLC and Wells Fargo Bank Minnesota, National Association as Trustee.*

     4.3  Form of 81/2% Senior Secured Note Due 2010 (included in Exhibit 4.1).*

     4.4 Registration Rights Agreement dated as of June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co. Inc., MSW Energy Hudson LLC and Credit Suisse First Boston LLC.*

     4.5 Pledge and Security Agreement dated as of June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.*

     4.6  Pledge Supplement dated as of June 30, 2003 by MSW Energy Hudson LLC.*

     4.7 Deposit Agreement, dated as of June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent, as amended.*

     4.8 Purchase Agreement, dated as of June 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc., MSW Energy Hudson LLC and Credit Suisse First Boston LLC.*

     10.1 Amended and Restated Capital Contribution Agreement, dated as of June 24, 2003, by and between Highstar Renewable Fuels LLC and MSW Acquisition LLC.*

     10.2 Agreement, dated as of June 30, 2003, by and between MSW Energy Holdings LLC and Duke Capital Corporation.*

     10.3 Escrow Agreement, dated as of June 30, 2003, by and among MSW Energy Holdings LLC, Duke Capital Corporation and Wachovia Bank, National Association.*

     10.4 Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2001, by and between Duke Energy Global Asset Development, Inc. and UAE Ref-Fuel LLC, as amended.*

     10.5 Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and American Ref-Fuel Company LLC.*

     10.6 Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

     10.7 Equity Purchase Agreement, dated as of March 19, 2003, by and between MSW Energy Holdings LLC and Duke Energy Global Markets, Inc.*

     12   Statement re Computation of Ratio of Earnings to Fixed Charges

    14(a) Code of Ethics of MSW Energy Holdings LLC.

    14(b) Code of Ethics for MSW Energy Finance Co., Inc.

     21.1 Subsidiaries of MSW Energy Holdings LLC.

    31(a) 15d-14(a) Certification of John T. Miller for MSW Energy Holdings
          LLC.

    31(b) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy
          Holdings LLC.

    31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co.,
          Inc.

    31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance
          Co., Inc.

    32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings LLC.

    32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co., Inc.

*    Incorporated by Reference to Registration  Statement No. 333-109049.


     (b) Financial Statement Schedules

     Schedules not listed above have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

     (c)  Reports on Form 8-K

     None

                                                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MSW ENERGY HOLDINGS LLC

                                                 By: /s/ John T. Miller
                                                    ----------------------------
                                                     John T. Miller
                                                     Chief Executive Officer

                                                 Date:  March 30, 2004
                                                      --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

          Signature                       Title                      Date
--------------------------------------------------------------------------------

      /s/ John T. Miller         Chief Executive Officer        March 30, 2004
-------------------------------   (Principal Executive Officer)
        John T. Miller


    /s/ Michael J. Gruppuso      Chief Financial Officer        March 30, 2004
-------------------------------   (Principal Financial and
      Michael J. Gruppuso         Accounting Officer)

     /s/ Marc C. Baliotti        Director                       March 30, 2004
-------------------------------
       Marc C. Baliotti

      /s/ Ari Benacerraf         Director                       March 30, 2004
-------------------------------
        Ari Benacerraf

     /s/ Michael J. Miller       Director                       March 30, 2004
-------------------------------
       Michael J. Miller

   /s/ Andrew T. Panaccione      Director                       March 30, 2004
-------------------------------
     Andrew T. Panaccione

     /s/ Michael W. Ranger       Director                       March 30, 2004
-------------------------------
       Michael W. Ranger

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MSW ENERGY HOLDINGS LLC

                                                 By: /s/ John T. Miller
                                                    ----------------------------
                                                     John T. Miller
                                                     Chief Executive Officer

                                                 Date:  March 30, 2004
                                                      --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

          Signature                       Title                      Date
--------------------------------------------------------------------------------

      /s/ John T. Miller         Chief Executive Officer        March 30, 2004
-------------------------------   (Principal Executive Officer)
        John T. Miller


    /s/ Michael J. Gruppuso      Chief Financial Officer        March 30, 2004
-------------------------------   (Principal Financial and
      Michael J. Gruppuso         Accounting Officer)

     /s/ Marc C. Baliotti        Director                       March 30, 2004
-------------------------------
       Marc C. Baliotti

      /s/ Ari Benacerraf         Director                       March 30, 2004
-------------------------------
        Ari Benacerraf

     /s/ Michael J. Miller       Director                       March 30, 2004
-------------------------------
       Michael J. Miller

   /s/ Andrew T. Panaccione      Director                       March 30, 2004
-------------------------------
     Andrew T. Panaccione

     /s/ Michael W. Ranger       Director                       March 30, 2004
-------------------------------
       Michael W. Ranger

                                  EXHIBIT INDEX

     3.1  Certificate of Formation of MSW Energy Holdings LLC.*

     3.2 Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings LLC, dated as of June 24, 2003, by and between Highstar Renewable Fuels LLC and MSW Acquisition LLC.*

     3.3 Amended and Restated Certificate of Incorporation of MSW Energy Finance Co., Inc.*

     3.4  Bylaws of MSW Energy Finance Co., Inc.*

     3.5 Certificate of Amendment to the Certificate of Formation of MSW Energy Hudson LLC.*

     3.6 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Hudson LLC, dated as of June 30, 2003, by MSW Energy Holdings LLC.*

     4.1 Indenture dated June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.*

     4.2 Supplemental Indenture dated July 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc., MSW Energy Hudson LLC and Wells Fargo Bank Minnesota, National Association as Trustee.*

     4.3  Form of 81/2% Senior Secured Note Due 2010 (included in Exhibit 4.1).*

     4.4 Registration Rights Agreement dated as of June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co. Inc., MSW Energy Hudson LLC and Credit Suisse First Boston LLC.*

     4.5 Pledge and Security Agreement dated as of June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.*

     4.6  Pledge Supplement dated as of June 30, 2003 by MSW Energy Hudson LLC.*

     4.7 Deposit Agreement, dated as of June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent, as amended.*

     4.8 Purchase Agreement, dated as of June 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc., MSW Energy Hudson LLC and Credit Suisse First Boston LLC.*

     10.1 Amended and Restated Capital Contribution Agreement, dated as of June 24, 2003, by and between Highstar Renewable Fuels LLC and MSW Acquisition LLC.*

     10.2 Agreement, dated as of June 30, 2003, by and between MSW Energy Holdings LLC and Duke Capital Corporation.*

     10.3 Escrow Agreement, dated as of June 30, 2003, by and among MSW Energy Holdings LLC, Duke Capital Corporation and Wachovia Bank, National Association.*

     10.4 Consulting Agreement, dated as of July 30, 2003, by and between MSW Energy Holdings LLC and William E. Whitman.*

     10.5 Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2001, by and between Duke Energy Global Asset Development, Inc. and UAE Ref-Fuel LLC, as amended.*

     10.6 Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and American Ref-Fuel Company LLC.*

     10.7 Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

     10.8 Equity Purchase Agreement, dated as of March 19, 2003, by and between MSW Energy Holdings LLC and Duke Energy Global Markets, Inc.*

     12   Statement re Computation of Ratio of Earnings to Fixed Charges

    14(a) Code of Ethics for MSW Energy Holdings LLC

    14(b) Code of Ethics for MSW Energy Finance Co., Inc.

     21.1 Subsidiaries of MSW Energy Holdings LLC.*

    31(a) 15d-14(a) Certification of John T. Miller for MSW Energy Holdings
          LLC.

    31(b) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy
          Holdings LLC.

    31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co.,
          Inc.

    31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance
          Co., Inc.

    32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings LLC.

    32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co., Inc.

*    Incorporated by Reference to Registration No. 333-109049.

|
|
|
|
|
|
|
|
|
|
|
|
|
|