Form 10-Q
period 2004-06-30
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2004-08-13
CIK 1261679, 1261680

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------





0001261679       MSW ENERGY HOLDINGS LLC         DELAWARE          14-1873119
0001261680       MSW ENERGY FINANCE CO., INC.    DELAWARE          20-0047886
-------------------------------------------------------------------------------
Commission File  (Exact name of each        (State or other    (I.R.S. Employer
File Number      registrant as specified    jurisdiction of     Identification
                    in its charter)         incorporation or        Number)
                                             organization)


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

MSW ENERGY FINANCE CO., INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H 1(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================
                                   DEFINITIONS

"Acquisition" refers to the agreement by MSW Energy Holdings to acquire Duke's
  50% membership interest in Ref-Fuel Holdings.

"AIGGIC" refers to AIG Global Investment Corp.

"American Ref-Fuel" refers to American Ref-Fuel Company LLC.

"ARC" refers to American Ref-Fuel Company LLC.

"ARC operating companies" refers to the subsidiaries of ARC that operate the waste-to-energy (WTE) facilities. "CSFB Private Equity" refers to Credit Suisse First Boston Private Equity, Inc.

"CSFB Private Equity" refers to Credit Suisse First Boston Private Equity, Inc.

"Duke" refers to Duke Energy Corporation.

"Duke Capital" refers to Duke Capital LLC.

"Erie" refers to Duke Energy Erie, LLC.

"Highstar" refers to Highstar Renewable Fuels  LLC.

"Highstar I" refers to Highstar Renewable Fuels I LLC.

"Highstar II" refers to Highstar Renewable Fuels II LLC. "Hudson" refers to MSW
  Energy Hudson LLC.

"Hudson" refers to MSW Energy Hudson LLC.

"LLC Agreement" refers to the limited liability company agreement of MSW Energy
  Holdings, dated June 24, 2003. "MSW Acquisition" refers to MSW Energy Acquisition LLC. "MSW Energy Holdings II" refers to MSW Energy
  Holdings II LLC.

"MSW Acquisition" refers to MSW Energy Acquisition LLC.

"MSW Energy Holdings II" refers to MSW Energy Holdings II LLC.

"MSW Energy Holdings" refers to MSW Energy Holdings LLC.

"MSW Energy Finance" refers to MSW Energy Finance Co., Inc.

"MSW Merger" refers to MSW Merger LLC.

"MSW Transactions" refers to the June 30, 2003 acquisition by MSW Energy
  Holdings of Duke's 49.8% interest in Ref-Fuel Holdings and the December 12, 2003 merger of MSW Merger into UAE Holdings, resulting in the transfer of UAE's 50% interest in Ref-Fuel Holdings LLC.

"Ref-Fuel Holdings" refers to Ref-Fuel Holdings LLC.

"Senior Notes" refers to the 8 1/2 % Senior Secured Notes due 2010 of MSW Energy
  Holdings.

"UAE" refers to United American Energy Corp.

"UAE Holdings" refers to United American Energy Holdings Corp.


                                TABLE OF CONTENTS
PART  I  FINANCIAL INFORMATION.............................................................................................4
ITEM  1. FINANCIAL STATEMENTS..............................................................................................4
ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................23
ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................................37
ITEM  4.  CONTROLS AND PROCEDURES.........................................................................................39
PART II  OTHER INFORMATION................................................................................................39
ITEM  1.  LEGAL PROCEEDINGS...............................................................................................39
ITEM  2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES.................................40
ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.................................................................................40
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................40
ITEM  5.  OTHER INFORMATION...............................................................................................40
ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................................41

SIGNATURES

SAFE HARBOR STATEMENT

This Form 10-Q contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                     ASSETS

                                                                  JUNE 30, 2004  DECEMBER 31, 2003
                                                                  -------------  -----------------
CURRENT ASSETS                                                     (unaudited)

   Cash and cash equivalents                                        $   54,446   $    3,633
   Restricted cash and short-term investments                           69,801        2,444
   Accounts receivable, net of allowance for doubtful accounts of
      $1,700 and $0, respectively                                       70,578           --
   Prepaid expenses and other current assets                            10,670           76
                                                                    ----------   ----------
Total current assets                                                   205,495        6,153
                                                                    ----------   ----------
LONG-TERM ASSETS
   Property, plant and equipment, net                                1,215,423           --
   Intangible assets, net                                              559,732        7,821
   Goodwill                                                              2,175           --
   Investment in Ref-Fuel Holdings                                        --        372,672
   Restricted cash and long-term investments                            90,468        5,001
   Other long-term assets                                                7,240           --
                                                                    ----------   ----------
Total long-term assets                                               1,875,038      385,494
                                                                    ----------   ----------
Total assets                                                        $2,080,533   $  391,647
                                                                    ==========   ==========
                  LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and other current liabilities                   $   44,119   $      556
   Accounts payable to related party                                        --          480
   Current portion of long-term debt                                    83,165           --
   Accrued interest payable                                             16,890        5,667
   Other current liabilities                                             2,500          500
                                                                    ----------   ----------
Total current liabilities                                              146,674        7,203
                                                                    ----------   ----------
LONG-TERM LIABILITIES
   Long-term debt                                                    1,217,292      200,000
   Other long-term liabilities                                         219,306       24,333
                                                                    ----------   ----------
Total long-term liabilities                                          1,436,598      224,333
                                                                    ----------   ----------
Total  liabilities                                                   1,583,272      231,536
                                                                    ----------   ----------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                           351,996           --
                                                                    ----------   ----------
MEMBERS' EQUITY
     Total members' equity                                             145,265      160,111
                                                                    ----------   ----------
Total liabilities and members' equity                               $2,080,533   $  391,647
                                                                    ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED, IN THOUSANDS)



                                                   FOR THE THREE  FOR THE SIX
                                                    MONTHS ENDED  MONTHS ENDED
                                                       JUNE 30,     JUNE 30,
                                                         2004        2004
                                                       --------    --------
REVENUES
   Waste disposal and related services                 $ 49,120    $ 49,120
   Energy                                                22,319      22,319
   Other                                                  2,013       2,013
                                                       --------    --------
       Total net revenues                                73,452      73,452

EXPENSES
   Operating                                             30,709      30,709
   Depreciation and amortization                         11,173      11,173
   General and administrative                             7,282       7,755
   Loss on asset retirements                                836         836
                                                       --------    --------

       Operating income                                  23,452      22,979

Interest income                                             501         529

Interest expense                                        (13,237)    (18,292)

Equity in net earnings of unconsolidated affiliate -
 Ref-Fuel Holdings                                        2,006       6,545

Minority interests in net income of subsidiaries         (7,996)     (7,996)

Other income, net                                           102         102
                                                       --------    --------
     Income before income taxes                           4,828       3,867

Income taxes                                               (213)       (213)
                                                       --------    --------

Net income                                                4,615       3,654

Other comprehensive income                                 (211)       (211)
                                                       --------    --------
Comprehensive income                                   $  4,404    $  3,443
                                                       ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                            (UNAUDITED, IN THOUSANDS)



                                           MEMBERS'     OTHER COMPREHENSIVE
                                          INTERESTS            INCOME             TOTAL
                                          ---------          ---------          ---------


Balance, January 1, 2004                  $ 160,111               --           $  160,111

   Distribution to members                  (18,500)                              (18,500)
   Unrealized gain on investments
    from the consolidation of
    Ref-Fuel Holdings                          --                  211                211

   Comprehensive income                       3,654               (211)             3,443
                                          ---------          ---------          ---------
Balance, June 30, 2004                    $ 145,265          $      --          $ 145,265
                                          =========          =========          =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                            FOR THE SIX
                                                                            MONTHS ENDED
                                                                            JUNE 30, 2004
                                                                            -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  3,654
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                            17,152
      Revenue contract levelization                                             3,844
      Equity earnings in unconsolidated affiliate - Ref-Fuel                   (6,545)
         Holdings
      Distributions from Ref-Fuel Holdings                                     31,374
      Loss on asset retirements                                                   836
      Minority interest in consolidated subsidiaries                            7,996
Changes in assets and liabilities:
      Accounts receivable, net                                                    736
      Prepaid expenses and other current assets                                 1,003
      Other long-term assets                                                    1,796
      Accounts payable and current liabilities                                    952
      Accounts payable affiliates                                                (480)
      Accrued interest payable                                                (10,366)
      Other long-term liabilities                                               1,445
                                                                             ---------
Net cash provided by operating activities                                      53,397
                                                                             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Change in restricted cash and investments, net                          (13,682)
      Additions of property, plant and equipment                               (4,943)
      Proceeds from sale of assets                                                 20
      Cash from consolidation of unconsolidated subsidiary (Note 3)            40,238
                                                                             ---------
Net cash provided by investing activities                                      21,633
                                                                             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of long-term debt                                                (5,717)
      Distributions paid to members                                           (18,500)
                                                                             ---------
Net cash (used in) financing activities                                       (24,217)
                                                                             ---------

Net increase in cash and cash equivalents                                      50,813
Cash and cash equivalents, beginning of period                                  3,633
                                                                             ---------
      Cash and cash equivalents, end of period                               $ 54,446
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

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. ORGANIZATION AND BASIS OF PRESENTATION

MSW Energy Holdings LLC (MSW Energy Holdings and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in March 2003 and its consolidated wholly owned subsidiaries, MSW Energy Finance Co., Inc. (MSW Finance), a Delaware corporation, and MSW Energy Hudson LLC (MSW Hudson) a Delaware limited liability company, were organized for the purpose of acquiring and holding a 50% interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) from Duke Energy Corp. (Duke). The initial acquisition of Ref-Fuel Holdings (the initial closing) was completed on June 30, 2003. Prior to that date MSW Energy Holdings had no operations. MSW Finance, a wholly-owned subsidiary, was organized for the sole purpose of acting as co-issuer with MSW Energy Holdings of $200 million aggregate principal amount of 8 1/2% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance does not conduct operations of its own and has no assets.

At the initial closing, MSW Energy Holdings acquired MSW Hudson, which holds a 49.8% membership interest in Ref-Fuel Holdings. MSW Energy Holdings has agreed to acquire Duke Energy Erie, LLC (or Erie), an indirect, wholly-owned subsidiary of Duke, that holds an additional 0.2% membership interest in Ref-Fuel Holdings, within two years and six months after its purchase of MSW Hudson.

On April 30, 2004, MSW Energy Holdings' owners entered into a series of transactions (Equalization Transactions) which changed the ownership structure. As a result of the Equalization Transactions and other internal transactions completed on May 26, 2004 and June 30, 2004, the Company is owned (i) 60% by MSW Acquisition LLC, an affiliate of Credit Suisse First Boston Private Equity,
Inc. (CSFB Private Equity), (ii) 39.99% by entities managed by AIG Global Investment Corp. (AIGGIC), and (iii) 0.01% by UAE Holdings Corp., which was named the Company's managing member.

The other 50% interest in Ref-Fuel Holdings is owned indirectly by UAE Holdings Corp. through its 100% indirect ownership of MSW Energy Holdings II LLC (MSW Energy Holdings II). Pursuant to a separate series of transactions (UAE Transactions) completed on December 12, 2003, MSW Energy Holdings II acquired a direct and indirect 50% membership interest in Ref-Fuel Holdings. As a result of the Equalization Transactions, UAE Holdings is now owned 60% by affiliates of CSFB Private Equity, and 40% by entities managed by AIGGIC.

The Equalization Transactions resulted in CSFB Private Equity affiliates collectively owning a 59.88% indirect interest in Ref-Fuel Holdings and the AIGGIC affiliates collectively owning a 39.92% indirect interest in Ref-Fuel Holdings. The Equalization Transactions also resulted in UAE Holdings Corp. assuming full control of the management and operations of the Company and Ref-Fuel Holdings.

As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for two months and the balance sheet as of June 30, 2004.

The Company's sole source of operating cash flow relates to its indirect 49.8% membership interest in Ref-Fuel Holdings. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (American Ref-Fuel, ARC, or ARC LLC).

American Ref-Fuel owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, American Ref-Fuel owns or controls six waste-to-energy facilities located in the northeastern United States, which we refer to as the ARC operating facilities. The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by those facilities. ARC subsidiaries include: (a) American Ref-Fuel Company (Ref-Fuel Management); (b) TransRiver Marketing Company, L.P. (TransRiver); (c) American Ref-Fuel Company of Hempstead (Hempstead); (d) American Ref-Fuel Company of Essex County (Essex); (e) American Ref-Fuel Company of Southeastern Connecticut (Seconn); (f) American Ref-Fuel Company of Niagara, L.P. (Niagara); (g) American Ref-Fuel Company of Semass, L.P. (Ref-Fuel Semass);
(h) American Ref-Fuel Operations of Semass, L.P. (Semass Operator); (i) American Ref-Fuel Company of Delaware Valley, L.P. (Delaware Valley) (collectively referred to as the American Ref-Fuel Partnerships).

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the period presented. The accounting policies followed during interim periods reported are in conformity with accounting principles generally accepted in the United States of America; however, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company believes that the disclosures included are adequate and provide sufficient information. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for a full year.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of MSW Energy Holdings, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

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

RESTRICTED CASH AND INVESTMENTS

The Company is required to maintain cash and investment balances that are restricted by provisions of its debt, operational or lease agreements. These amounts are held by financial institutions in order to comply with contractual provisions requiring such reserves.

Restricted cash and investments are invested in accounts earning market rates; therefore, the carrying value approximates fair value. Restricted cash and investments are excluded from cash and cash equivalents in the accompanying financial statements, and changes in these assets are characterized as investing activities in the consolidated statements of cash flows. Restricted cash and investments include certain investments stated at amortized cost, which approximates market, including debt securities that are classified as ''held-to-maturity'' because the Company has the intent and ability to hold the securities to maturity. The Company accounts for marketable securities in accordance with SFAS Statement No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". Under the provisions of this statement, investments that are classified as available-for-sale are marked to market with unrealized gains and losses reported as a component of other comprehensive income.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The Company provides for depreciation of its assets using the straight-line method over the estimated useful lives.

Routine repairs and maintenance are charged against current operations. Expenditures that increase value, increase capacity or extend useful lives are capitalized.

When property and equipment are retired, sold, or otherwise disposed of, the cost, net of accumulated depreciation, is removed from the accounts and any resulting gain or loss is included in operating income for the period.

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

GOODWILL

Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard
(FAS) No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach.

INTANGIBLE ASSETS

Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from six to sixteen years.

Waste contract intangibles represent the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

The Company has intangible assets relating to Nitrous Oxide (NOx) emission allowances. These assets have indefinite lives and, as such, are not amortized. Consistent with all the Company's intangible assets, these are reviewed under the provisions of FAS 142 for potential impairment on an annual basis.

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt.

EQUITY METHOD INVESTMENT

The Company's investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include the Company's share of net earnings in "Equity in net earnings of Ref-Fuel Holdings" for the period up to April 30, 2004.

OTHER LIABILITIES

Other current and other long-term liabilities primarily consist of (a) fair value adjustments related to certain operating leases and long-term waste contracts acquired by the Company; (b) deferred revenue; (c) accruals for certain long-term incentive plans; (d) energy contract levelization; and (e) the Duke agreement liability (see Note 3).

The fair value adjustment related to the operating lease represents the amount by which future rent payments on the Delaware Valley facility lease exceeded the fair market value of that facility as of the acquisition dates. This amount is being amortized as a decrease in facility rent expense on a straight-line basis through 2019, the end of the associated lease.

The fair value adjustment related to the acquired long-term waste contracts represents the amount by which costs of disposal and processing of waste delivered pursuant to certain long-term waste contracts held by Semass Partnership and Essex exceeded estimated contract revenues at their respective acquisition dates. These costs are being amortized as an increase to waste disposal revenues using the straight-line method over the term of the applicable contracts.

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

The Company has exposure to credit risk in accounts receivable as the Company disposes of waste for and sells power to a limited number of customers. The Company believes adequate reserves are maintained for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

UNAMORTIZED DEBT PREMIUM

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

PUSH-DOWN ACCOUNTING

Upon consummation of the UAE Merger and taking into account the Company's June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, the Control Group owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercises voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, "PUSH-DOWN ACCOUNTING", requires that Ref-Fuel Holdings' financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over the net assets acquired by the Company on June 30, 2003 was pushed-down to Ref-Fuel Holdings and its subsidiaries on December 12, 2003.

Prior to push-down on December 12, 2003, identifiable intangible assets were included in ''Investment in Ref-Fuel Holdings'' on the Company's consolidated balance sheet and were amortized on a straight-line basis over their estimated useful lives. As a result of push-down accounting, the excess of the purchase price paid by the Company over the Company's share of members' equity of Ref-Fuel Holdings on the acquisition date has been allocated to the Company's proportionate share of the fair value of the assets acquired and liabilities assumed, based on an independent valuation of Ref-Fuel Holdings (see Note 3).

3. ACQUISITION OF MEMBERSHIP INTERESTS IN REF-FUEL HOLDINGS

Pursuant to an equity purchase agreement between MSW Energy Holdings and Duke, the Company agreed to acquire Duke's 50% membership interest in Ref-Fuel Holdings in two separate closings. At the initial closing on June 30, 2003, MSW Energy Holdings acquired MSW Hudson (formerly Duke Energy Hudson, LLC), which holds a 49.8% membership interest in Ref-Fuel Holdings. The Company has agreed to acquire Duke Energy Erie, LLC (Erie), a wholly-owned subsidiary of Duke that holds an additional 0.2% membership interest in Ref-Fuel Holdings, at a second closing to occur at a future date within two years and six months after the initial closing. At the initial closing, the Company entered into a voting agreement with Erie, pursuant to which Erie granted the Company the right to vote the 0.2% membership interest in Ref-Fuel Holdings held by Erie until such time as the membership interest in Erie is transferred to MSW Energy Holdings. As a result, MSW Energy Holdings has direct or indirect voting control of 50% of the membership interests in Ref-Fuel Holdings after the initial closing.

The aggregate cash purchase price for both the initial and second closing was $326.8 million, excluding acquisition related costs of $15 million and obligations assumed of $23 million. The purchase price payment for the second closing will be $1.3 million which has been recorded in other long-term liabilities on the accompanying consolidated balance sheet. The purchase price paid at the initial closing was financed with proceeds from the Company's offering of Senior Notes, together with capital contributions made by the Company's two members of $75.0 million each. The purchase price payable at the second closing is expected to be financed by cash on hand or capital contributions from the members.

The Company's share of members' equity of Ref-Fuel Holdings acquired as of June 30, 2003 was $144.9 million. As required by push-down accounting, the excess purchase price of $218.6 million was allocated to the Company's proportionate share of the fair values of the assets acquired and liabilities assumed based on an independent valuation of Ref-Fuel Holdings tangible assets, property, plant and equipment, identifiable intangible assets and debt. The amounts allocated to tangible and intangible assets are amortized using the straight-line method over the estimated useful lives of the underlying assets or obligations ranging from ten to twenty years. Debt is being amortized based on the effective interest rate method over the life of the obligations.

A summary of the allocation of purchase price to the fair value of the assets acquired by the Company and the Company's underlying investment in Ref-Fuel Holdings' members' equity at June 30, 2003 is as follows (in thousands):



      Ref-Fuel Holdings' members' equity acquired      $   144,933
      Fixed assets and other adjustments                    76,363
      Identifiable intangible assets, net                  154,068
      Goodwill                                             (12,050)
      Other long-term assets                                (2,892)
      Long-term debt                                       (22,405)
      Other long-term liabilities                           25,465
                                                       -----------
      Purchase price for acquisition of
        49.8% of Ref-Fuel Holdings                     $   363,482
                                                       ===========

In connection with the acquisition, the Company has entered into an agreement (the Duke Agreement) with Duke Capital, an affiliate of Duke, under which the Company agreed to pay Duke Capital certain future fees in exchange for Duke Capital's agreement to remain obligated under an existing support agreement related to Ref-Fuel Holdings. The amounts payable under the Duke Agreement are subordinate to the Company's other long term debt obligations and escalate over time. A portion of this balance is deposited into a restricted account for the benefit of Duke Capital. The Company is in compliance with all of its obligations under this agreement. This liability is included in other long-term liabilities, and represents the present value of the obligation under the Duke Agreement. At June 30, 2004 the balance was $21.6 million.

As described in Note 1, the Equalization Transactions consummated on April 30, 2004 resulted in the Company acquiring a controlling interest in Ref-Fuel Holdings, which requires consolidation.


PRO FORMA INFORMATION

The following results represent the pro forma results as if MSW Energy Holdings' acquisition of its interests in Ref-Fuel Holdings and the Equalization Transactions had occurred on January 1, 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition and the Equalization Transactions actually occurred. (In thousands):


                                                PRO FORMA FOR     PRO FORMA FOR
                                                   THE SIX          THE SIX
                                                MONTHS ENDED      MONTHS ENDED
                                                JUNE 30, 2004     JUNE 30, 2003
                                                -------------     -------------
REVENUES
   Waste disposal and related services           $    138,616     $    137,199
   Energy                                              63,885           67,525
   Other                                                8,488            5,487
                                                 ------------     ------------
Total net revenues                                    210,989          210,211
                                                 ------------     ------------
EXPENSES
   Operating                                          104,031           99,235
   Depreciation and amortization                       34,016           34,357
   General and administrative                          22,252           23,420
   Loss on asset retirements                            1,178            1,838
                                                 ------------     ------------
Operating income                                       49,512           51,361
Interest income                                         1,513            1,560
Interest expense                                      (33,119)         (38,013)
Loss on early extinguishment of debt                       --           (3,292)
Minority interests in net income of subsidiaries      (14,203)         (11,085)
Other income (expenses), net                                6              (34)
                                                 ------------     ------------
Net income                                       $      3,709     $        497
                                                 ============     ============

4. EQUITY INVESTMENT IN REF-FUEL HOLDINGS

Prior to the Equalization Transactions, the Company recorded its investment in Ref-Fuel Holdings as an equity investment. Ref-Fuel Holdings condensed financial information prior to April 30, 2004 is included for informational purposes.

Summarized condensed balance sheet information of Ref-Fuel Holdings, is as follows (in thousands):



                                           AS OF AS OF
                                           APRIL 30, 2004    DECEMBER 31, 2003
                                           --------------    -----------------
                                            (UNAUDITED)
Current assets                             $  177,397         $  233,151
Noncurrent assets                           1,879,198          1,894,757
Current liabilities                           147,068            133,358
Noncurrent liabilities                      1,218,780          1,253,250
Members' Equity                               690,747            741,300



Summarized statement of operations information for Ref-Fuel Holdings is as follows (unaudited, in thousands):

                                         FOR THE FOUR MONTHS
                                                ENDED
                                           APRIL 30, 2004
                                         -------------------
                                             (UNAUDITED)
Revenues                                 $        137,537
Operating income                                   26,534
Net earnings                                       12,753
Company's equity in net earnings                    6,545

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                        USEFUL LIFE       JUNE 30, 2004  DECEMBER 31, 2003
                                                     ------------------   -------------  -----------------
                                                                           (unaudited)
 Plant and equipment                                     2-50 years        $1,156,585    $       -
 Land                                                                           3,813            -
 Leasehold improvements                                Up to 17 years          39,534            -
 Landfill                                                 13 years             15,470            -
 Spare parts                                                                   12,253            -
 Construction in progress                                                      21,811            -
                                                                           ----------    ------------------
 Total property, plant and equipment                                        1,249,466            -
 Accumulated depreciation                                                     (34,043)           -
                                                                           ----------    ------------------
 Property, plant and equipment, net                                        $1,215,423    $       -
                                                                           ==========    ==================


6. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


                                                        USEFUL LIFE       JUNE 30, 2004  DECEMBER 31, 2003
                                                     ------------------   -------------  -----------------
                                                                           (unaudited)
Energy contracts                                       6-16 years           $ 522,430    $       -
Waste contracts                                           6 years              23,600            -
Financing costs                                           6 years               8,382          8,382
Emissions credits                                       Indefinite             38,930            -
Other intangibles                                       Indefinite              3,579            -
                                                                           ----------    -----------------
                                                                              596,921          8,382
Accumulated amortization                                                     (37,189)           (561)
                                                                           ----------    -----------------
Intangible assets, net                                                      $ 559,732    $     7,821
                                                                           ==========    =================


7. GOODWILL

Goodwill consists of the following (in thousands):


                                                                   JUNE 30,          DECEMBER 31,
                                                                      2004               2003
                                                                 --------------    --------------
                                                                  (unaudited)
Beginning balance                                                $           -     $      -
Goodwill from the consolidation of Ref-Fuel Holdings                     2,175            -
                                                                 -------------     --------------
Ending balance                                                   $       2,175     $      -
                                                                 =============     ==============

8. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following (in thousands):

                                                                JUNE 30,          DECEMBER 31,
                                                                 2004                2003
                                                             --------------     ---------------
                                                              (unaudited)
Accounts payable                                             $      30,306      $       556
Incentive plan accruals                                              3,783               -
Compensation liabilities                                             5,500               -
Other                                                                4,530               -
                                                             --------------    ----------------
                                                             $       44,119     $       556
                                                             ==============    ================


9. FINANCING ARRANGEMENTS

Long-term debt obligations of the Company consist of the following (in thousands):


                                              INTEREST RATE          FINAL               JUNE 30,          DECEMBER 31,
                                              (AVERAGE RATE)        MATURITY               2004                2003
                                              --------------        --------             ---------          -----------
                                                                                         (UNAUDITED)
 Senior Notes                                     8.5%                 2010              $ 200,000          $   200,000

 Ref-Fuel Holdings debt
   ARC Senior Notes                               6.26%                2015                253,300                    -
   Niagara Series 2001                       5.45 - 5.625%             2015                165,010                    -
   Seconn Corporate Credit Bonds               5.50%-6.45%             2022                 43,500                    -
   Hempstead Corporate Credit Bonds               5.00%                2010                 42,670                    -
   Hempstead project debt                      4.40%-5.00%             2009                133,278                    -
   Essex project debt                          5.32%-7.48%             2020                108,662                    -
   Seconn project debt                        5.125%-5.50%             2015                 53,499                    -
   Semass Series 2001A                        5.50%-5.625%             2016                134,345                    -
   Semass Series 2001B                         5.00%-5.50%             2010                104,385                    -
                                                                                        ----------          -----------
      Subtotal                                                                           1,038,649                    -
                                                                                        ----------          -----------

 Other obligations                                                                             308                    -
                                                                                        ----------          -----------
 Total debt at par value                                                                 1,238,957             200,000
    Unamortized debt premium, net                                                           61,500                    -
     Current portion                                                                       (83,165)                   -
                                                                                        ----------          -----------
 Total long-term debt obligations                                                       $1,217,292          $   200,000
                                                                                        ==========          ===========


In June 2003, the Company issued $200.0 million aggregate principal amount of 8 1/2 % senior secured notes due 2010 (Senior Notes). Interest on the Senior Notes accrues at 8 1/2 % per annum, beginning from the date of issuance and is payable on March 1st and September 1st of each year, commencing on September 1, 2003. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010. Holders of Senior Notes may require the Company to repurchase the Senior Notes upon a change in control or if the Company receives any proceeds from certain financings or asset sales by Ref-Fuel Holdings and its subsidiaries.

The indenture for the Senior Notes provides for certain restrictive covenants including, among other things, restrictions on incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales.

Certain of the debt agreements held by the Company contain restrictions on cash distributions and new borrowings. Substantially all of the assets and revenues of the facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation the Ref-Fuel Holdings debt would be repaid prior to the repayment of the Senior Notes.

10.      OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):


                                                           AMORTIZATION
                                                              PERIOD
                                                              (YEARS)      JUNE 30, 2004      DECEMBER 31, 2003
                                                            ------------   -------------      -----------------
        Long-term waste contracts acquired                     9-17        $   123,850        $               -
        Operating lease acquired                                14              42,094                        -
        Duke liability                                                          22,870                   24,333
        Energy contract levelization                            12              12,803                        -
        Landfill liabilities                                    13              10,455                        -
        Deferred revenue                                       8-20              3,071                        -
        Other                                                                    2,803                        -
        Long-term incentive plan accruals                                        1,360                        -
                                                                           -----------        -----------------
                                                                           $   219,306        $          24,333
                                                                           ===========        =================

See Note 14 for amortization of certain other long-term liabilities.


11. OPERATIONAL AND OTHER AGREEMENTS


The facilities at Hempstead, Essex, Seconn, Semass and Delaware Valley operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.

Duke Energy Corporation (Duke) and Allied Waste Industries, Inc. (Allied) are each obligated to fund one-half of certain cash shortfalls and other liabilities of Essex arising out of operating the project, including certain environmental claims. Essex and ARC LLC entered into agreements with Duke and Allied requiring Essex and ARC LLC to reimburse, indemnify and defend Duke and Allied from any liability in respect to these obligations.

With respect to the Delaware Valley facility, ARC LLC has guaranteed amounts payable by Delaware Valley pursuant to certain agreements. ARC LLC has guaranteed through 2006 for the benefit of the Delaware County Solid Waste Authority amounts arising out of, or relating to any failure of Delaware Valley under its service agreement. In conjunction with the acquisition of the facility, ARC LLC also provided an indemnity to the sellers of the facility from all environmental damages as a result of remedial action and releases or threatened releases of hazardous substances at the facility.

In order to provide ARC LLC with an additional source of funds to meet calls on its project support obligations, MSW Energy Holdings and UAE Holdings Corp. entered into the Equity Contribution Agreement pursuant to which each of them have agreed to provide up to $50 million in equity capital to ARC LLC.

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

Beginning in May 1997, Wankinco provided several notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco appealed in January 2003, and the parties currently are awaiting a decision from the appellate court. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

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

By letter dated February 10, 2004, Wankinco alleged a default under the Settlement Agreement and the lease on the CMW Landfill, related to an alleged failure by Semass Operator to properly fund a $125,000 quarterly deposit. Management believes that the deposit was properly made, that no default exists under the Settlement Agreement or lease, and that the ultimate resolution of this matter will not have a material adverse impact on the results of operation, future cash flows or financial position of the Semass Partnership or the Company.

FUTURE MINIMUM PAYMENTS UNDER OPERATING LEASES

Delaware Valley leases the Delaware Valley Project pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley (and ARC LLC by virtue of a guaranty) become obligated to pay a contractually specified "stipulated loss" value that declines over time and which was approximately $177.4 million as of June 30, 2004.

The Company also leases office space for its Montvale, New Jersey headquarters pursuant to an operating lease expiring in August 2007.

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

13. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company's subsidiaries hold insurance policies with affiliates of AIGGIC, for which the AIGGIC affiliated insurance companies receive customary annual premiums.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Depreciation and amortization expense included in the Statements of Cash Flows for the six months ended June 30, 2004 consists of the following expenses (revenues) (in thousands):


       ASSET / LIABILITY                          STATEMENT OF OPERATIONS               JUNE 30, 2004
------------------------------------       -----------------------------------------    -------------
Property, plant and equipment              Depreciation and amortization (1)             $    11,173
Energy contracts                           Energy revenues                                     9,603
Long-term waste contracts                  Waste disposal and related services                (2,271)
Lease                                      Operating expenses (rent expense)                     549
Debt                                       Interest expense                                   (1,896)
Deferred revenue                           Waste disposal and related services and
                                            energy revenues                                       (6)
                                                                                         ------------
 Total                                                                                   $    17,152
                                                                                         ============
(1) Includes amortization of intangible assets

Noncash investing and financing activities:
Cash from the consolidation of Ref-Fuel Holdings at April 30, 2004                         $ 40, 238




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Risk Factors," below. The following should be read in conjunction with the financial statements and related notes included elsewhere in this report. As of April 30, 2004 we hold a 49.8% indirect controlling membership interest in Ref-Fuel Holdings and the results of operations have been consolidated from that period.

The following is a discussion of the financial condition and results of operations for the three and six months ended June 30, 2004. This discussion should be read in connection with our historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, as well as the historical financial statements of Ref-Fuel Holdings and the supplemental pro forma information that follows.

GENERAL

We were formed and acquired our interest in Ref-Fuel Holdings in June 2003. Because we were not yet in existence, there are no financial results for the second quarter of 2003 comparable to the data for the second quarter of 2004.

The following summarizes the historical financial information for MSW Energy Holdings as of and for the three and six months ended June 30, 2004 (unaudited, in thousands):


                                                       FOR THE THREE       FOR THE SIX
                                                       MONTHS ENDED        MONTHS ENDED
                                                       JUNE 30, 2004       JUNE 30 ,2004
                                                       -------------       -------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                            $    73,452          $ 73,452
Equity in net earnings of Ref-Fuel Holdings                   2,006             6,545
Operating expenses                                          (30,709)          (30,709)
Depreciation and amortization expense                       (11,173)          (11,173)
Administrative and general expense                           (7,282)           (7,755)
Loss on asset retirement                                       (836)             (836)
Interest income                                                 501               529
Interest expense                                            (13,237)          (18,292)
Minority interest in net income of subsidiaries              (7,996)           (7,996)
Other income, net                                               102               102
Taxes                                                          (213)             (213)
                                                        -----------        -----------
Net income                                              $     4,615        $     3,654
                                                        -----------        -----------
CASH FLOW DATA:
Cash provided by operating activities                                      $    53,397
Cash provided by investing activities                                           21,633
Cash used in financing activities                                              (24,217)

BALANCE SHEET DATA (AT JUNE 30, 2004):

Total assets                                                               $ 2,080,533
Total debt                                                                   1,300,457
Minority interest in consolidated subsidiaries                                 351,996
Total members' equity                                                          145,265




RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

     NET REVENUES. Net revenues of $73.5 million for the three months ended June 30, 2004 represent the consolidated results of operations of Ref-Fuel Holdings for the two month period ended June 30, 2004. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. These revenues represent $49.1 million of waste disposal and related services revenue, $22.4 million of energy revenue and $2.0 million of other revenue.

      EQUITY IN EARNINGS OF REF-FUEL HOLDINGS. Equity in net earnings of Ref-Fuel Holdings represents our share in the net earnings of Ref-Fuel Holdings for the month of April 2004, of $2 million. Prior to the Equalization Transactions, which were consummated on April 30, 2004, we accounted for our investment under the equity method of accounting. As a result of these transactions, we are consolidating these results after April 30, 2004.

     OPERATING EXPENSES. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the operating expenses of $30.7 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' operational expenses for the two months ended June 30, 2004.

     DEPRECIATION AND AMORTIZATION EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the depreciation and amortization expense of $11.2 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses for the two months ended June 30, 2004. .

     ADMINISTRATIVE AND GENERAL EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the administrative and general expense of $7.3 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' general and administrative expenses of $6.9 million for the two months ended June 30, 2004, and $0.4 million attributable to MSW Energy Holdings' other activities.

     LOSS ON ASSET RETIREMENT. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the loss on asset retirement of $0.8 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' loss for the two months ended June 30, 2004.

     INTEREST INCOME. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the majority of the interest income of $0.5 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' interest income for the two months ended June 30, 2004.

     INTEREST EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the interest expense of $13.2 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $8.1 million for the two months ended June 30, 2004, and the interest expense for the three months ended June 30, 2004 of $5.1 million, which represents the interest on our 8.5% Senior Notes due 2010 ($4.3 million), the accretion of our Duke liability ($0.5 million) and amortization of deferred financing costs ($0.3 million).

     OTHER INCOME. Other income of $0.1 million for the three months ended June 30, 2004 represents the realized gain from the sale of an investment held for sale $0.09 million and an insurance refund $0.02 million associated with Ref-Fuel Holdings

FOR THE SIX MONTHS ENDED JUNE 30, 2004

     NET REVENUES. Net revenues of $73.5 million for the six months ended June 30, 2004 represent the consolidated results of operations of Ref-Fuel Holdings for the two-month period ended June 30, 2004. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. These revenues represent $49.1 million of waste disposal and related services revenue, $22.4 million of energy revenue and $2.0 million of other revenue.

     EQUITY IN EARNINGS OF REF-FUEL HOLDINGS. Equity in net earnings of Ref-Fuel Holdings represents our share in the net earnings of Ref-Fuel Holdings for the four months ended April 30, 2004, of $6.5 million. Prior to the Equalization Transaction, which were consummated on April 30, 2004, we accounted for our investment under the equity method of accounting. As a result of these transactions, we are consolidating these results after April 30, 2004.

     OPERATING EXPENSES. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the operating expenses of $30.7 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' operational expenses for the two months ended June 30, 2004.

     DEPRECIATION AND AMORTIZATION EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the depreciation and amortization expense of $11.2 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses for the two months ended June 30, 2004. .

     ADMINISTRATIVE AND GENERAL EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the administrative and general expense of $7.8 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' general and administrative expenses of $6.9 million for the two months ended June 30, 2004, and $0.9 million attributable to MSW Energy Holdings other activities.

     LOSS ON ASSET RETIREMENT. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the loss on asset retirement of $0.8 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' loss for the two months ended June 30, 2004.

     INTEREST INCOME. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the majority of the interest income of $0.5 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' interest income for the two months ended June 30, 2004.

     INTEREST EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the interest expense of $18.3 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $8.1 million for the two months ended June 30, 2004, and the interest expense for the six months ended June 30, 2004 attributable to MSW Energy Holdings of $10.2 million, which represents the interest on our 8.5% Senior Notes due 2010 ($8.5 million), the accretion of our Duke liability ($1.0 million) and amortization of deferred financing costs ($0.6 million).

     OTHER INCOME. Other income of $0.1 million for the six months ended June 30, 2004 represent the realized gain from the sale of an investment held for sale $0.09 million and an insurance refund $0.02 million associated with Ref-Fuel Holdings.

SUPPLEMENTAL PRO FORMA INFORMATION




The following results represent the pro forma results as if MSW Energy Holdings' acquisition of its interests in Ref-Fuel Holdings and the Equalization Transactions had occurred on January 1, 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition and the Equalization Transactions actually occurred. (In thousands):


                                                        PRO FORMA FOR     PRO FORMA FOR
                                                           THE SIX           THE SIX
                                                         MONTHS ENDED      MONTHS ENDED
                                                             2004              2003
                                                         ----------         ----------
REVENUES
   Waste disposal and related services                   $ 138,616          $ 137,199
   Energy                                                   63,885             67,525
   Other                                                     8,488              5,487
                                                         ---------          ---------
Total net revenues                                         210,989            210,211
                                                         ---------          ---------
EXPENSES
   Operating                                               104,031             99,235
   Depreciation and amortization                            34,016             34,357
   General and administrative                               22,252             23,420
    Loss on asset retirements                                1,178              1,838
                                                         ---------          ---------
Operating income                                            49,512             51,361
Interest income                                              1,513              1,560
Interest expense                                           (33,119)           (38,013)
Loss on early extinguishment of debt                          --               (3,292)
Other income (expenses), net                                     6                (34)
                                                         ---------          ---------
Income before minority interest                             17,912             11,582
Minority interests in net income of subsidiaries           (14,203)           (11,085)
                                                         ---------          ---------
Net income                                               $   3,709          $     497
                                                         =========          =========


COMPARISON OF THE PRO FORMA SIX MONTHS ENDED JUNE 30, 2004 AND 2003

 TOTAL NET REVENUES. Total pro forma net revenues were $211.0 million for the six months ended June 30, 2004, an increase of $0.8 million, or 0%, from the same pro forma period for the prior year. Increases in net revenues of $3.4 million which are attributable to waste volumes were a result of increased hauling, landfill and transfer station operations, while waste pricing decreases due to changes in market mix caused a $1.9 million decrease in revenue. One of the Ref-Fuel Holdings facilities performed a planned major turbine overhaul in the second quarter of 2004, which contributed to the decrease in power revenues of $1.4 million. Steam sales increased by $1.9 million for the pro forma period ended June 30, 2004, as compared to the pro forma prior period. Energy revenues were also decreased by an additional $3.9 million of energy contract levelization. Metals pricing increased over the prior year, resulting in an increase of $3.8 million, offset by the end of an ash reuse marketing arrangement, which decreased revenues by $1.2 million, as compared to the pro forma prior year period.

EXPENSES. Operating expenses were $104.0 million for the pro forma six months ended June 30, 2004, an increase of $4.8 million, or 5% from the pro forma prior year period. The most significant increase, approximately $4.2 million, was attributable to increased facility maintenance expenses performed during scheduled outages.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses remained consistent at $34.0 million for the pro forma six months ended June 30, 2004, as compared with the pro forma six months ended June 30, 2003 balance of $34.4 million.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $22.3 million for the pro forma six months ended June 30, 2004, a decrease of $1.2 million, or 5%, from the prior year's period. Higher developmental spending activities were offset by lower costs associated with an incentive plan at Ref-Fuel Holdings, which was terminated in 2003.

INTEREST EXPENSE. Interest expense was $33.1 million for the pro forma six months ended June 30, 2004, a decrease of $4.9 million, or 13%, from the prior year's pro forma period. The decrease was due to scheduled repayments of principal during 2003.

DEBT COVENANT

The indenture under which our Senior Notes were issued requires, among other things, but subject to certain exceptions, that we not permit any restricted payment unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting pro forma proportionate adjusted data, including proportionate total cash and cash equivalents and reserves, proportionate total debt, proportionate interest expense and proportionate adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) because these pro forma twelve months results are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

The unaudited summary pro forma condensed consolidated statements of operations data, pro forma MSW Energy Holdings other data and pro forma proportionate other data for the twelve months ended June 30, 2004, have been prepared as if the UAE Merger had occurred on July 1, 2003. Accordingly, the following table includes the effects of push-down accounting on Ref-Fuel Holdings as if the UAE Merger had occurred on July 1, 2003.

The following table includes certain items that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies. The following tables should be read in conjunction with our historical financial statements and related notes, the historical financial statements and related notes of Ref-Fuel Holdings.

Additionally, as required under the indenture agreement, the activity of Ref-Fuel Holdings is separate from MSW Energy Holdings incremental activity in the following calculations (in thousands).

                                                                          PRO FORMA
                                                                      TWELVE MONTHS ENDED
                                                                           JUNE 30,
                                                                             2004
                                                                      -------------------
PRO FORMA MSW ENERGY HOLDINGS OTHER DATA

Dividends received (1)                                                $            45,094
Cash flow available for debt service (2)                                           44,844
Ratio of cash flows available for debt service to interest                            2.6x

PRO FORMA PROPORTIONATE OTHER DATA

Proportionate total cash and cash equivalents and reserves (3)        $           113,474
Proportionate total debt (4)                                                      717,401
Proportionate Adjusted EBITDA (5)                                                 132,336
Proportionate interest expense (6)                                                 42,493
Proportionate net leverage ratio (7)                                                  4.6x
Ratio of proportionate Adjusted EBITDA to proportionate
   interest expense (8)                                                               3.1x


(1)  Dividends received calculated as follows:

                                                         TWELVE MONTHS ENDED
                                                         -------------------
                                                              JUNE 30, 2004

         Ref-Fuel Holdings dividends paid                $           90,550
            MSW Energy Holdings ownership percentage                   49.8%
                                                         -------------------

         Pro Forma distributions received                $           45,094
                                                         ===================

(2)  Cash flow  available  for debt service is based on pro forma  distributions
     less  letter  of  credit  fees  payable  in  connection   with  the  equity
     contribution agreement.

(3) Total Ref-Fuel Holdings and MSW Energy Holdings cash and cash equivalents and reserves include, in addition to cash and cash equivalents, both restricted cash and short-term investments and restricted cash and long-term investments. Proportionate Total Cash and Cash Equivalents and Reserves is calculated as follows (in thousands):

                                                                                        JUNE 30, 2004
                                                                                        -------------
   Ref-Fuel Holdings cash and cash equivalents                                             $  53,113
   Ref-Fuel Holdings restricted cash and short-term investments                               63,112
   Ref-Fuel Holdings restricted cash and long-term investments                                85,451
                                                                                         -----------
Total Ref-Fuel Holdings cash and cash equivalents and reserves                               201,676
   MSW Energy Holdings ownership percentage                                                     49.8%
                                                                                         -----------
MSW Energy Holdings proportionate total cash and cash equivalents and reserves               100,435
   MSW Energy Holdings total cash and cash equivalents                                       214,715
   Less cash and cash equivalents attributable to Ref-Fuel Holdings                         (201,676)
                                                                                         -----------
MSW Energy Holdings proportionate consolidated total cash and cash equivalents and
    reserves                                                                               $ 113,474
                                                                                         ===========

(4) MSW Energy Holdings Proportionate Total Debt is defined as 49.8% of the total debt for Ref-Fuel Holdings (excluding unamortized debt premium) plus our total debt

Proportionate total debt is calculated as follows (in thousands):                       JUNE 30, 2004
                                                                                        -------------

   Ref-Fuel Holdings current portion of long-term debt                                     $  83,165
    Ref-Fuel Holdings long-term debt (excluding net unamortized debt premium
    of $61.5 million)                                                                        955,792
                                                                                         -----------
Total Ref-Fuel Holdings debt (excluding net unamortized debt premium of $61.5              1,038,957
 million)
   MSW Energy Holdings ownership percentage                                                     49.8%
                                                                                         -----------
                                                                                             517,401
Senior Notes 8.5% due 2010                                                                   200,000
                                                                                         -----------
MSW Energy Holdings proportionate total debt                                               $ 717,401
                                                                                         ===========



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

Proportionate Adjusted EBITDA for the last twelve months ended June 30, 2004 is calculated by subtracting the results for the six months ended June 30, 2003 from the twelve months ended December 31, 2003, and then adding the six months ended June 30, 2004, as follows (in thousands):


                                                                                     ACTUAL SIX          PRO FORMA
                                                     PRO FORMA     PRO FORMA SIX       MONTHS          TWELVE MONTHS
                                                     YEAR ENDED     MONTHS ENDED     ENDED JUNE            ENDED
                                                     DECEMBER 31,      JUNE 30,        JUNE 3O,          JUNE 3O,
                                                        2003             2003           2004               2004
                                                     -----------      ----------     -----------       -----------
Ref-Fuel Holdings:
        Operating income                             $   127,737      $   52,265     $    50,417       $  125,889
        Depreciation and amortization                     68,094          34,357          34,016           67,753
        Loss on retirements                                2,207           1,838           1,178            1,547
                                                     -----------      ----------     -----------       ----------
     EBITDA                                              198,038          88,460          85,611          195,189
       Fair value adjustment amortization
         and revenue levelization adjustments             69,608          31,980          36,548           74,176
                                                     -----------      ----------     -----------       ----------
     Adjusted EBITDA                                 $   267,646      $  120,440     $   122,159       $  269,365
                                                     ===========      ==========     ===========
MSW Energy Holdings ownership
    percentage                                                                                                49.8%
                                                                                                       -----------
                                                                                                           134,144


  Less MSW Energy Holdings incremental expenses                                                             (1,808)
                                                                                                       -----------


MSW Energy Holdings Proportionate
  Adjusted  EBITDA                                                                                     $   132,336
                                                                                                       ===========


(6) Proportionate interest expense is defined as 49.8% of the pro forma interest expense for Ref-Fuel Holdings plus 100% of our pro forma interest expense.

The following table reconciles MSW Energy Holdings Proportionate Interest Expense (in thousands):


                                                                 PRO FORMA
                                                            TWELVE MONTHS ENDED
                                                               JUNE 30, 2004
                                                            ------------------
Pro Forma Ref-Fuel Holdings interest expense                $          51,190
   MSW Energy Holdings ownership percentage                              49.8%
                                                            -----------------
Ref-Fuel Holdings proportionate interest expense                       25,493
   MSW Energy Holdings pro forma interest expense                      68,190
   Less interest attributable to Ref-Fuel Holdings                    (51,190)
                                                            -----------------
MSW Energy Holdings proportionate interest expense          $          42,493
                                                            =================

(7)  Proportionate   net   leverage   ratio  is  defined  as  the   quotient  of
     proportionate   total  debt  less  proportionate   total  cash  divided  by
     proportionate Adjusted EBITDA.

(8) Proportionate Adjusted EBITDA to proportionate interest expense is defined as the quotient of proportionate Adjusted EBITDA divided by proportionate interest expense.

CASH FLOW ACTIVITIES

As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for two months and the balance sheet as of June 30, 2004.

We were formed and acquired our interest in Ref-Fuel Holdings in June 2003. Because we were not yet in existence, there are no financial results for the second quarter of 2003 comparable to the data for the second quarter of 2004.

OPERATING ACTIVITIES

Our net cash provided by operating activities of $53.4 million for the period for the six months ended June 30, 2004 relates primarily to cash earnings, the distributions received from Ref-Fuel Holdings of $31.4 million in 2004, offset by the payment of $8.5 million of interest on our Senior Notes.

INVESTING ACTIVITIES

Our net cash provided by investing activities of $21.6 million for the six months ended June 30, 2004 relates to cash from consolidation of Ref-Fuel Holdings which represented its April 30, 2004 balance of $40.2 million offset by the change in our restricted cash balance of $13.7 million and capital additions of $4.9 million.

FINANCING ACTIVITIES

Our net cash used in financing activities of $24.2 million for the six months ended June 30, 2004 relates to distributions paid to members of $18.5 million and payments on long-term debt of $5.7 million.

CRITICAL ACCOUNTING POLICIES

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies to be reasonable and appropriate. The following discussion identifies those accounting policies that we believe will be critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include accounts of MSW Energy Holdings II, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

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

GOODWILL. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard (FAS) No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach.

INTANGIBLE ASSETS. Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from eight to twenty years.

Waste contract intangibles represent the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

The Company has intangible assets relating to Nitrous Oxide (NOx) emission allowances. These assets have indefinite lives and, as such, are not amortized. Consistent with all the Company's intangible assets, these are reviewed under the provisions of FAS 142 for potential impairment on an annual basis.

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt.

EQUITY METHOD INVESTMENT. The Company's investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include the Company's share of net earnings in "Equity in net earnings of Ref-Fuel Holdings" for the period up to April 30, 2004.

OTHER LIABILITIES. Other current and other long-term liabilities primarily consist of (a) fair value adjustments related to certain operating leases and long-term waste contracts acquired by the Company; (b) deferred revenue; (c) accruals for certain long-term incentive plans; and (d) energy contract levelization .

The fair value adjustment related to the operating lease represents the amount by which future rent payments on the Delaware Valley facility lease exceeded the fair market value of that facility as of the acquisition dates. This amount is being amortized as a decrease in facility rent expense on a straight-line basis through 2019, the end of the associated lease.

The fair value adjustment related to the acquired long-term waste contracts represents the amount by which costs of disposal and processing of waste delivered pursuant to certain long-term waste contracts held by Semass Partnership and Essex exceeded estimated contract revenues at their respective acquisition dates. These costs are being amortized as an increase to waste disposal revenues using the straight-line method over the term of the applicable contracts.

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

REVENUE RECOGNITION. The Company recognizes revenue from two major sources: waste disposal services and energy production. Revenue from waste disposal services is recognized as waste is received, and revenue from energy production is recognized as the energy is delivered.

CONCENTRATION OF CREDIT RISK. The Company invests excess cash and funds held in trust in bank deposit accounts, commercial paper, certificates of deposit and money market investments with a limited number of financial institutions.

The Company has exposure to credit risk in accounts receivable as the Company disposes of waste for and sells power to a limited number of customers. The Company believes adequate reserves are maintained for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

UNAMORTIZED DEBT PREMIUM. Unamortized debt premium represents the increase in the fair value of the Company's debt recorded as a result of the UAE Merger. These costs are amortized to interest expense over the life of the related debt using the effective interest method.

PUSH-DOWN ACCOUNTING. Upon consummation of the UAE Merger between MSW Merger and UAE Holdings on December 12, 2003 and taking into account the June 30, 2003 acquisition by MSW Energy Holdings LLC of Duke's membership interest in Ref-Fuel Holdings, affiliates of Credit Suisse First Boston Private Equity, Inc. and AIG Global Asset Management Holdings Corp. own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, PUSH-DOWN ACCOUNTING, requires that Ref-Fuel Holdings financial statements reflect this change in ownership. See Notes 2 and 4 to "MSW Energy Holdings LLC and Subsidiaries--Notes to Consolidated Financial Statements (Unaudited)" included herein.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

 The following table sets forth our contractual obligations outstanding as of June 30, 2004 (in thousands):

                                                                                                               MORE
                                                                LESS THAN 1                                    THAN 5
          CONTRACTUAL OBLIGATIONS                 TOTAL            1 YEAR      1-3 YEARS       3-5 YEARS       YEARS
          -----------------------              -----------      ------------    ----------      --------      --------
Long-Term Debt Obligations                      $1,300,457      $     83,165    $  157,060      $185,244      $874,988
Operating Lease Obligations                        151,828            14,318        27,968        28,989        80,553
Unconditional Purchase Obligations                   1,307(1)             --         1,307             -             -
Other Long-Term Obligations                         67,543             9,228         8,860         7,500        41,955
                                               -----------      ------------    ----------      --------      --------
                                       TOTAL    $1,521,135      $    106,711    $  195,195      $221,733      $997,496
                                               ===========      ============    ==========      ========      ========


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

RISK FACTORS

 ANY OF THE FOLLOWING RISKS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

OUR INDENTURE IMPOSES SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS ON US.

The indenture governing our outstanding debt contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

     o    incur additional indebtedness;

     o    create liens;

     o    pay dividends or make other equity distributions;

     o    purchase or redeem capital stock;

     o    make investments;

     o    sell assets or consolidate or merge with or into other companies; and

     o    engage in transactions with affiliates.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Moreover, it is possible that in the future the owners of MSW Energy Holdings and MSW Energy Holdings II could determine to merge those companies with each other or into Ref-Fuel Holdings. While such a merger would be required to comply with the terms of the indenture, a result would be an increase in the amount of indebtedness of the successor.

RISK RELATING TO REF-FUEL HOLDINGS' AND AMERICAN REF-FUEL'S BUSINESS

AMERICAN REF-FUEL'S REVENUES DEPEND ON THE OPERATION OF THE ARC OPERATING FACILITIES.

American Ref-Fuel's receipt of distributions from the ARC operating companies and TransRiver are dependent on the successful operation of the ARC operating facilities. The operation of the ARC operating facilities involves many risks, including:

     o    the breakdown or failure of equipment or processes;

     o the difficulty or inability to find suitable replacement parts for equipment;

     o the performance of the ARC operating facilities below expected levels of waste throughput, electric or steam generation or efficiency;

     o    the unavailability of sufficient quantities of waste;

     o    decreases in the fees for solid waste disposal;

     o decreases in the demand or market prices for recovered ferrous and nonferrous metal;

     o    disruption in the transmission of electricity generated;

     o    labor disputes;

     o    operator error;

     o catastrophic events such as hurricanes, earthquakes, floods and acts of terrorism that damage or destroy the facilities or the area in which the facilities are located;

     o changes in law or application of law (including any applicable environmental laws or permit requirements); and

     o    the exercise of the power of eminent domain.

While American Ref-Fuel will maintain insurance to protect against certain of these risks, the insurance may not cover all of these risks and the proceeds of the insurance may not fully compensate for damages to the ARC operating facilities and the ARC operating facilities' lost revenues or increased expenses. A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to American Ref-Fuel to make distributions to Ref-Fuel Holdings which, in turn would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would adversely affect our financial condition.

AMERICAN REF-FUEL DEPENDS ON PERFORMANCE BY THIRD PARTIES UNDER CONTRACTUAL ARRANGEMENTS.

American Ref-Fuel depends on third parties to, among other things, purchase the electric and steam energy produced by the ARC operating facilities, and supply and deliver the waste and other goods and services necessary for the operation of the ARC operating facilities. The viability of the ARC operating facilities and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings depend significantly upon the performance by third parties in accordance with the long-term contracts entered into by the ARC operating companies and the third parties in connection with the ARC operating facilities.

If the third parties to those contracts do not perform their obligations, or are excused from performing their obligations because of nonperformance by the ARC operating companies or other parties to the documents, or due to force majeure events or changes in laws or regulations, the ARC operating companies may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. Furthermore, the ability of the ARC operating companies and TransRiver to make distributions to American Ref-Fuel may be adversely affected, which may adversely affect our financial condition. In addition, the bankruptcy or insolvency of a participant or third party in the ARC operating facilities could result in nonpayment or nonperformance of that party's obligations to the ARC operating companies and could adversely affect the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings which, in turn would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would decrease or eliminate the funds available to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AMERICAN REF-FUEL'S OPERATIONS ARE CONCENTRATED IN ONE REGION.

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

AMERICAN REF-FUEL DEPENDS ON A SIGNIFICANT SUPPLY OF SOLID WASTE.

If the ARC operating facilities do not obtain a supply of solid waste at prices and quantities that are sufficient to operate the ARC operating facilities at their expected operating levels, it will adversely affect the operations of American Ref-Fuel and its ability to make distributions to Ref-Fuel Holdings, which would adversely affect our financial condition. One or more of the following factors could impact the price and supply of waste:

     o    defaults by waste suppliers under their contracts;

     o    a decline in solid waste supply due to increased recycling;

     o    composting of municipal solid waste;

     o legal prohibitions against disposal of certain types of solid waste in WTE facilities; or

     o    increased   competition  from  landfills,   recycling  facilities  and
          transfer stations.

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

FAILURE TO COMPLY WITH ENVIRONMENTAL PERMITTING AND GOVERNMENTAL REGULATIONS WOULD ADVERSELY AFFECT AMERICAN REF-FUEL'S OPERATIONS.

The ARC operating facilities are subject to extensive federal, state and local laws and regulations related to the environment, health and safety and associated compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. While we believe that we, Ref-Fuel Holdings and ARC are currently in compliance with applicable environmental laws in all material respects, it is possible that such conditions impacting the ARC operating facilities could be discovered in the future or that such conditions could be created by future spills or releases. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and/or remedial liabilities. The costs and liabilities of any of these results could adversely affect the operations of one or more of the ARC operating facilities. Environmental laws and regulations may also limit American Ref-Fuel's ability to operate the ARC operating facilities at maximum capacity or at all. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. Stricter environmental regulations could materially affect American Ref-Fuel's cash flow and its ability to make distributions to Ref-Fuel Holdings, which would have an adverse effect on our financial condition.

The costs of addressing future environmental requirements at the ARC operating facilities or at disposal facilities where ARC operating facilities have disposed of waste are difficult to estimate. Although American Ref-Fuel reports that it believes that all of its operations are compliant in all material respects with the requirements of environmental laws and regulations, the ARC operating facilities may not at all times be in compliance with all applicable environmental laws and regulations and steps to bring American Ref-Fuel's facilities into compliance may limit American Ref-Fuel's ability to make distributions to Ref-Fuel Holdings.

Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. Regulatory authorities may not renew or reissue the permits. In addition, any renewed or reissued environmental permit may contain new, more stringent requirements resulting in the need for additional capital and operating expenditures due to additions to or modifications of the ARC operating facilities in order to bring the ARC operating facilities into compliance with the renewed or reissued permits' terms. Certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue. Any of the following events could adversely affect the amount of distributions available to American Ref-Fuel and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings:

     o    loss of environmental permits;

     o    reduction in allowed operations;

     o failure or delay in the renewal or reissuance of environmental permits;

     o any increase in operating costs resulting from any renewed or reissued environmental permit; and

     o any expenditures, penalties, restrictions and/or liabilities resulting from any other non-compliance.

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

ITEM 4.  CONTROLS AND PROCEDURES

MSW ENERGY HOLDINGS

As of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Holdings evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Holdings' periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2004.

MSW ENERGY FINANCE

As of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Finance evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Finance's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2004.

 PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither MSW Energy Holdings nor MSW Energy Finance is currently involved in any litigation. The Company is not involved in any legal proceedings other than ordinary routine litigation incidental to the business, the outcome of which, if determined against the Company, would not have a material adverse effect on the financial condition or results of operations of the company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Effective July 31, 2004, each of Ari Benacerraf and Michael Ranger resigned from their respective Director positions on the Board of Directors of the following entities: MSW Energy Holdings, MSW Energy Holdings II, UAE Holdings, Ref-Fuel Holdings and ARC. Their Director resignations followed their resignations of employment with CSFB Private Equity, announced earlier in the month. Successor Directors are Thompson Dean and Steven Webster.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (A) EXHIBITS

     3.1  Certificate of Formation of MSW Energy Holdings LLC.*


     3.2 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings LLC, dated as of April 30, 2004, by and among Highstar Renewable Fuels LLC, MSW Acquisition LLC and United American Energy Holdings Corp.

     3.3 Amended and Restated Certificate of Incorporation of MSW Energy Finance Co., Inc.*

     3.4  Bylaws of MSW Energy Finance Co., Inc.*

     3.5 Certificate of Amendment to the Certificate of Formation of MSW Energy Hudson LLC.*

     3.6 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Hudson LLC, dated as of June 30, 2003, by MSW Energy Holdings LLC.

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

    31(d) 15d-14(a)  Certification of Michael J. Gruppuso for MSW Energy Finance
          Co., Inc.

    32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings LLC.

    32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co., Inc.

*    Incorporated by Reference to Registration  Statement No. 333-109049.

     (B)  REPORTS ON FORM 8-K

May 10, 2004  Current Report on Form 8-K in which Item 1 on such Form was reported.

May 17, 2004  Current Report on Form 8-K in which Item 12 on such Form was reported.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MSW ENERGY HOLDINGS LLC

                                                 By: /s/ John T. Miller
                                                 -------------------------------
                                                         John T. Miller
                                                         Chief Executive Officer

                                                 Date:  AUGUST 12, 2004
                                                 -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

          SIGNATURE                            TITLE                         DATE
------------------------------   ----------------------------------    ---------------
/s/ John T. Miller               Chief Executive Officer (Principal    August 12, 2004
------------------------------   Executive Officer)
    John T. Miller

/s/ Michael J. Gruppuso
------------------------------   Chief Financial Officer (Principal    August 12, 2004
    Michael J. Gruppuso          Financial and Accounting Officer)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MSW ENERGY FINANCE CO., INC.

                                By: /S/ John T. Miller
                                ------------------------------------------
                                    John T. Miller
                                    President and Chief Executive Officer

                                Date:  AUGUST 12, 2004
                                ------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



           SIGNATURE                       TITLE                                    DATE
------------------------------    --------------------------------------       ---------------
/s/      John T. Miller           President and Chief Executive                August 12, 2004
         John T. Miller           Officer (Principal Executive Officer)


/s/    Michael J. Gruppuso        Chief Financial Officer (Principal           August 12, 2004
       Michael J. Gruppuso        Financial and Accounting Officer)

                                  EXHIBIT INDEX
     3.1  Certificate of Formation of MSW Energy Holdings LLC.*


     3.2 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings LLC, dated as of April 30, 2004, by and among Highstar Renewable Fuels LLC, MSW Acquisition LLC and United American Energy Holdings Corp.

     3.3 Amended and Restated Certificate of Incorporation of MSW Energy Finance Co., Inc.*

     3.4  Bylaws of MSW Energy Finance Co., Inc.*

     3.5 Certificate of Amendment to the Certificate of Formation of MSW Energy Hudson LLC.*

     3.6 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Hudson LLC, dated as of June 30, 2003, by MSW Energy Holdings LLC.

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