Form 10-Q
period 2004-09-30
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2004-11-12
CIK 1261679, 1261680

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                ------------------

0001261679   MSW Energy Holdings LLC       Delaware              14-1873119
0001261680   MSW Energy Finance Co., Inc.  Delaware              20-0047886
Commission   (Exact name of each          (State or other     (I.R.S. Employer
File Number  registrant as specified in   jurisdiction of      Identification
             its charter)                 incorporation or        Number)
                                          organization)

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

                                TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION.............................................................................................3
Item 1.  Consolidatd Financial Statements.................................................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................24
Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................................36
Item 4.  Controls and Procedures.........................................................................................38
PART II  OTHER INFORMATION...............................................................................................38
Item 1.  Legal Proceedings...............................................................................................38
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds......................................................38
Item 3.  Defaults Upon Senior Securities.................................................................................38
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................38
Item 5.  Other Information...............................................................................................39
Item 6.  Exhibits and Reports on Form 8-K................................................................................40

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

Part I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements




                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                              Assets
                                                                          September 30, 2004          December 31, 2003
                                                                          ------------------          -----------------
Current assets                                                               (unaudited)
   Cash and cash equivalents                                           $         72,683              $          3,633
   Restricted cash and short-term investments                                    94,191                         2,444
   Accounts receivable, net of allowance for doubtful accounts of
      $1,672 and $0, respectively                                                74,591                             -
   Prepaid expenses and other current assets                                     10,198                            76
                                                                          ------------------          -----------------
Total current assets                                                            251,663                         6,153
                                                                          ------------------          -----------------

Long-term assets
   Property, plant and equipment, net                                         1,202,412                             -
   Intangible assets, net                                                       544,008                         7,821
   Goodwill                                                                       2,175                             -
   Investment in Ref-Fuel Holdings                                                    -                       372,672
   Restricted cash and long-term investments                                     94,403                         5,001
   Other long-term assets                                                         8,744                             -
                                                                          ------------------          -----------------
Total long-term assets                                                        1,851,742                       385,494
                                                                          ------------------          -----------------

Total assets                                                           $      2,103,405              $        391,647
                                                                          ==================          =================
                  Liabilities and Members' Equity

Current liabilities
   Accounts payable and other current liabilities                      $         42,501              $            556
   Accounts payable to related party                                                  -                           480
   Current portion of long-term debt                                             83,159                             -
   Accrued interest payable                                                      21,716                         5,667
   Other current liabilities                                                      2,500                           500
                                                                          ------------------          -----------------
Total current liabilities                                                       149,876                         7,203
                                                                          ------------------          -----------------

Long-term liabilities
   Long-term debt                                                             1,213,569                       200,000
   Other long-term liabilities                                                  220,330                        24,333
   Long-term deferred tax                                                        20,288                             -
                                                                          ------------------          -----------------
Total long-term liabilities                                                   1,454,187                       224,333
                                                                          ------------------          -----------------
Total  liabilities                                                            1,604,063                       231,536
                                                                          ------------------          -----------------

Commitments and contingencies (Notes 12 and 13)

Minority Interest in Consolidated Subsidiary                                    362,478                             -
                                                                          ------------------          -----------------

Members' equity
     Total members' equity                                                      136,864                       160,111
                                                                          ------------------          -----------------
Total liabilities and members' equity                                  $      2,103,405              $        391,647
                                                                          ==================          =================

                        The accompanying notes are an integral part of these consolidated financial statements.



                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Unaudited, in thousands)

                                             For the Three    For the Three      For the Nine
                                             Months Ended     Months Ended       Months Ended
                                             September 30,    September 30,      September 30,
                                                 2003             2004               2004
                                             --------------   -------------      -------------
Revenues
 Waste disposal and related services         $           -    $      73,004     $      122,124
 Energy                                                  -           36,208             58,527
 Other                                                   -            3,746              5,759
                                             --------------   --------------   ----------------
       Total net revenues                                -          112,958            186,410

Expenses
 Operating                                               -           44,430             75,139
 Depreciation and amortization                           -           16,820             27,993
 General and administrative                            602            9,269             17,024
 (Gain) loss on asset retirements                        -             (218)               618
                                             --------------   --------------   ----------------

       Operating (loss) income                        (602)          42,657             65,636

Interest income                                         79              890              1,419

Interest expense                                    (5,008)         (17,274)           (35,566)

Equity in net earnings of unconsolidated
 affiliate - Ref-Fuel Holdings                      10,950                -              6,545

Minority interests in net income of
 subsidiaries                                            -          (15,502)           (23,498)

Other, net                                               -                3                105
                                             --------------   --------------   ----------------

     Income before income taxes                      5,419           10,774             14,641

Income tax provision                                     -            1,427              1,640
                                             --------------   --------------   ----------------

Net income                                           5,419            9,347             13,001

Other comprehensive loss                                 -                -               (211)
                                             --------------   --------------   ----------------

Comprehensive income                         $       5,419    $       9,347     $       12,790
                                             ==============   ==============   ================

The accompanying notes are an integral part of these consolidated financial statements.


                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                            (Unaudited, in thousands)


                                 Members'     Accumulated Other
                                Interests   Comprehensive Income           Total
                              ------------  --------------------       ---------------

Balance, January 1, 2004         $160,111        $            -              $160,111
 Assumption of tax liability
  (see Note 11)                   (16,348)                    -               (16,348)
 Distribution to members          (19,900)                    -               (19,900)
 Unrealized gain on
  investments from the
  consolidation of Ref-Fuel
  Holdings                              -                   211                   211
 Comprehensive income              13,001                  (211)               12,790
                              ------------  --------------------       ---------------
Balance, September 30, 2004      $136,864         $           -              $136,864
                              ============  ====================       ===============

The accompanying notes are an integral part of these consolidated financial statements.



                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Unaudited, in thousands)
                                                                                        From Inception      For the Nine
                                                                                      (June 30, 2003) to    Months Ended
                                                                                      September 30, 2003   September 30, 2004
                                                                                      ------------------   -----------------
Cash flows from operating activities
 Net income                                                                                       $5,418        $13,001
 Adjustments to reconcile net income to net cash (used in)  provided by operating activities:
    Depreciation and amortization                                                                    268         42,363
    Deferred taxes                                                                                     -         18,588
    Revenue contract levelization                                                                      -          9,002
    Equity earnings in unconsolidated affiliate - Ref-Fuel
        Holdings, net of amortization                                                            (10,950)        (6,545)
    Distributions from Ref-Fuel Holdings                                                          10,731         31,374
    Loss on asset retirements                                                                          -            618
    Minority interest in consolidated subsidiaries, net of
        Distributions                                                                                  -         18,478
 Changes in assets and liabilities:
    Accounts receivable, net                                                                         250         (3,277)
    Prepaid expenses and other current assets                                                         38          1,475
    Other long-term assets                                                                             -            292
    Accounts payable and current liabilities                                                     (20,357)          (666)
    Accounts payable affiliates                                                                        -           (480)
    Accrued interest payable                                                                       1,134         (6,643)
    Other long-term liabilities                                                                      491        (12,616)
                                                                                         ----------------   ------------
Net cash (used in) provided by operating activities                                              (12,977)       104,964
                                                                                         ----------------   ------------

Cash flows from investing activities
    Change in restricted cash and investments, net                                                (5,024)       (42,007)
    Additions of property, plant and equipment                                                         -         (8,534)
    Proceeds from sale of assets                                                                       -             20
    Cash from consolidation of unconsolidated subsidiary
               (Note  3)                                                                               -         40,238
                                                                                         ----------------   ------------
Net cash used in investing activities                                                             (5,024)       (10,283)
                                                                                         ----------------   ------------

Cash flows from financing activities
    Payment of financing cost                                                                       (377)             -
    Payment of long-term debt                                                                          -         (5,731)
    Distributions paid to members                                                                   (500)       (19,900)
                                                                                         ----------------   ------------
Net cash used in financing activities                                                               (877)       (25,631)
                                                                                         ----------------   ------------

Net (decrease) increase in cash and cash equivalents                                             (18,878)        69,050
Cash and cash equivalents, beginning of period                                                    22,511          3,633
                                                                                         ----------------   ------------
   Cash and cash equivalents, end of period                                                       $3,633        $72,683
                                                                                         ================   ============

The accompanying notes are an integral part of these consolidated financial statements.

MSW Energy Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Basis of Presentation

MSW Energy Holdings LLC (MSW Energy Holdings and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in March 2003 and its consolidated wholly-owned subsidiaries, MSW Energy Finance Co., Inc. (MSW Finance), a Delaware corporation, and MSW Energy Hudson LLC (MSW Hudson), a Delaware limited liability company, were organized for the purpose of acquiring and holding a 50% interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) from Duke Energy Corp. (Duke). The initial acquisition of Ref-Fuel Holdings (the initial closing) was completed on June 30, 2003. MSW Finance, a wholly-owned subsidiary, was organized for the sole purpose of acting as co-issuer with MSW Energy Holdings of $200 million aggregate principal amount of 8 1/2% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance does not conduct operations of its own and has no assets.

At the initial closing, MSW Energy Holdings acquired MSW Hudson, which holds a 49.8% membership interest in Ref-Fuel Holdings. MSW Energy Holdings has agreed to acquire Duke Energy Erie, LLC (or Erie), an indirect, wholly-owned subsidiary of Duke, that holds an additional 0.2% membership interest in Ref-Fuel Holdings, within two years and six months after its purchase of MSW Hudson.

On August 31, 2004, United American Energy Holdings Corp. (UAE Holdings
Corp.), the indirect parent of MSW Energy Holdings II LLC (MSW Energy Holdings
II) and managing member of the Company, and certain investment funds affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity) and certain funds managed by AIG Global Investment Corp. (AIGGIC) effected a series of transactions that resulted in UAE Holdings Corp. becoming the indirect parent of the Company (the August 31 Transactions).

Prior to the August 31 Transactions, and as a result of a series of transactions known as the Equalization Transactions, which were consummated on April 30, 2004, affiliates of CSFB Private Equity and certain funds managed by AIGGIC beneficially owned approximately 60% and 40%, respectively, of the equity interests in each of the Company and UAE Holdings Corp., and UAE Holdings Corp. owned a 0.01% managing member interest in the Company.

The Equalization Transactions also resulted in UAE Holdings Corp. assuming full control of the management and operations of the Company and Ref-Fuel Holdings through its interests in the Company and MSW Energy Holdings II. The other 50% interest in Ref-Fuel Holdings is owned directly and indirectly by MSW Energy Holdings II, pursuant to a separate series of transactions (UAE Merger) completed on December 12, 2003, whereby MSW Energy Holdings II acquired its membership interest in Ref-Fuel Holdings.

As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004, and the balance sheet as of April 30, 2004.

The Company's sole source of operating cash flow relates to its indirect
49.8% membership interest in Ref-Fuel Holdings. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (American Ref-Fuel, ARC, or ARC LLC).

American Ref-Fuel owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, American Ref-Fuel owns or controls six waste-to-energy facilities located in the northeastern United States (the ARC operating facilities). The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by those facilities. ARC subsidiaries include: (a) American Ref-Fuel Company (Ref-Fuel Management); (b) TransRiver Marketing Company, L.P. (TransRiver); (c) American Ref-Fuel Company of Hempstead (Hempstead); (d) American Ref-Fuel Company of Essex County (Essex); (e) American Ref-Fuel Company of Southeastern Connecticut (Seconn); (f) American Ref-Fuel Company of Niagara, L.P. (Niagara); (g) American Ref-Fuel Company of Semass, L.P. (Ref-Fuel Semass); (h) American Ref-Fuel Operations of Semass, L.P. (Semass Operator); (i) American Ref-Fuel Company of Delaware Valley, L.P. (Delaware Valley) (collectively referred to as the American Ref-Fuel Partnerships).

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



2.       Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include accounts of MSW Energy Holdings, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004, is consolidating its results of operations, cash flows and balance sheet. All significant intercompany transactions and accounts have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current year's presentation.

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

Goodwill

Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard (FAS No. 142), "Goodwill and Other Intangible Assets", the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach.

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

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest rate method.

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

Income Taxes

As the Company is a limited liability company, it is not directly subject to Federal and State income taxes; rather its income or loss is required to be included in the income tax returns of its member. After the August 31 Transactions the Company's member is UAE Holdings Corp., which is a C corporation for tax purposes. As a result, the Company is required to provide for Federal and State income taxes as if it were a tax paying entity. For the period ended September 30, 2004, the Company's provision reflects one month of C corporation taxes that its member is responsible for on the income of the Company, and the taxes of Ref-Fuel Holdings LLC subsequent to the Equalization Transactions.

The Company accounts for income taxes under the asset and liability method. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

Fair Value of Financial Instruments

Unless disclosed otherwise, all other financial instruments of the Company are stated at cost, which management believes approximates fair market value.

Push-down Accounting

Upon consummation of the UAE Merger and taking into account the Company's
June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, affiliates of CSFB Private Equity and AIGGIC (the Control Group) owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting", requires that Ref-Fuel Holdings' financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over the net assets acquired by the Company on June 30, 2003 was pushed-down to Ref-Fuel Holdings and its subsidiaries on December 12, 2003.

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
                                                                                     ===========

In connection with the acquisition, the Company has entered into an agreement (the Duke Agreement) with Duke Capital, an affiliate of Duke, under which the Company agreed to pay Duke Capital certain future fees in exchange for Duke Capital's agreement to remain obligated under an existing support agreement related to Ref-Fuel Holdings. The amounts payable under the Duke Agreement are subordinate to the Company's other long-term debt obligations and escalate over time. A portion of this balance is deposited into a restricted account for the benefit of Duke Capital. The Company is in compliance with all of its obligations under this agreement. This liability is included in other current and long-term liabilities, and represents the present value of the obligation under the Duke Agreement. At September 30, 2004, the balance was $24.6 million and $23.5 million at December 31, 2003.

As described in Note 1, the Equalization Transactions consummated on April 30, 2004 resulted in the Company acquiring a controlling interest in Ref-Fuel Holdings, which requires consolidation.

Pro Forma Information

The following results represent the unaudited pro forma results as if MSW
Energy Holdings' acquisition of its interests in Ref-Fuel Holdings, the Equalization Transactions and the August 31 Transactions had occurred on January 1, 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition, the Equalization Transactions and the August 31 Transactions actually occurred on January 1, 2003 (in thousands, unaudited):

                                                   Pro Forma           Pro Forma
                                                  For the Nine        For the Nine
                                                  Months Ended        Months Ended
                                               September 30, 2004  September 30, 2003
                                              -------------------  ------------------
Revenues
 Waste disposal and related services                     $211,620            $209,265
 Energy                                                   100,093              98,922
 Other                                                     12,234              10,073
                                              -------------------- --------------------
Total net revenues                                        323,947             318,260
                                              -------------------- --------------------
Expenses
 Operating                                                148,460             145,948
 Depreciation and amortization                             50,836              51,057
 General and administrative                                31,521              35,049
 Loss on asset retirements                                    960               1,717
                                              -------------------- --------------------
Operating income                                           92,170              84,489
Interest income                                             2,403               2,400
Interest expense                                          (50,448)            (50,719)
Loss on early extinguishment of debt                            -              (3,292)
Minority interests in net income of
 subsidiaries                                             (29,744)            (24,046)
Other income (expenses), net                                  225                (384)
                                              -------------------- --------------------
Net income before taxes                                    14,606               8,448
Taxes                                                      (5,843)             (3,379)
                                              -------------------- --------------------
Net income                                                 $8,763              $5,069
                                              ===================== ===================



4.       Equity Investment in Ref-Fuel Holdings

Prior to the Equalization Transactions, the Company recorded its investment in Ref-Fuel Holdings as an equity investment. Ref-Fuel Holdings condensed financial information prior to April 30, 2004 is included for informational purposes.

Summarized condensed balance sheet information of Ref-Fuel Holdings, is as follows (in thousands):

                                                  As of                    As of
                                             April 30, 2004          December 31, 2003
                                           --------------------    -----------------------
                                                (unaudited)

Current assets                              $   177,397                    $   233,151
Noncurrent assets                             1,879,198                      1,894,757
Current liabilities                             147,068                        133,358
Noncurrent liabilities                        1,218,780                      1,253,250
Members' Equity                                 690,747                        741,300


Summarized statement of operations information for Ref-Fuel Holdings is as follows (unaudited, in thousands):

                                                       For the Four
                                                       Months Ended
                                                      April 30, 2004
                                                      --------------
Revenues                                                  $  137,537
Operating income                                              26,534
Net earnings                                                  12,753
Company's equity in net earnings                               6,545



5.       Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):


                                      Useful Life     September 30, 2004    December 31, 2003
                                     -------------    ---------------------------------------
                                                         (unaudited)
 Plant and equipment                   2-50 years         $1,163,443                   $-
 Land                                                          3,813                    -
 Leasehold improvements              Up to 17 years           44,562                    -
 Landfill                               13 years              15,470                    -
 Spare parts                                                  12,253                    -
 Construction in progress                                     12,180                    -
                                                      ------------------    -----------------
 Total property, plant and
  equipment                                                1,251,721                    -
 Accumulated depreciation                                    (49,309)                   -
                                                      ------------------    -----------------
 Property, plant and equipment,
  net                                                     $1,202,412                   $-
                                                      ===============-==    =================

6.       Intangible Assets

Intangible assets consist of the following (in thousands):

                                Useful Life      September 30, 2004  December 31, 2003
                             ------------------  ------------------  -----------------
                                                    (unaudited)

Energy contracts                 6-16 years               $522,430             $    -
Waste contracts                   6 years                   23,600                  -
Financing costs                   7 years                    8,382              8,382
Emissions credits                Indefinite                 38,910                  -
Other intangibles                Indefinite                  3,599                  -
                                                 ------------------  -----------------
                                                           596,921              8,382
Accumulated amortization                                   (52,913)              (561)
                                                 ------------------  -----------------
Intangible assets, net                                    $544,008             $7,821
                                                 ==================  =================

7.       Goodwill

Goodwill consists of the following (in thousands):


                                                  September 30, 2004  December 31, 2003
                                                  ------------------  -----------------
                                                     (unaudited)
Beginning balance                                            $    -                 $-
Goodwill from the consolidation of Ref-Fuel
 Holdings                                                     2,175                  -
                                                  ------------------  -----------------
Ending balance                                               $2,175                 $-
                                                  ==================  =================


8.        Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

                                                  September 30, 2004  December 31, 2003
                                                  ------------------  -----------------
                                                     (unaudited)
Accounts payable                                            $27,384               $556
Incentive plan accruals                                       4,083                  -
Compensation liabilities                                      6,624                  -
Other                                                         4,410                  -
                                                  ------------------  -----------------
                                                            $42,501               $556
                                                  ==================  =================

9.        Financing Arrangements

Long-term debt obligations of the Company consist of the following (in thousands):

                                                                                     Final
                                                                     Interest Rate  Maturity  September 30, 2004   December 31, 2003
                                                                     -------------  --------  ------------------   -----------------

                                                                                                  (unaudited)

 Senior Notes                                                                 8.5%    2010    $         200,000    $        200,000
                                                                                              ------------------   -----------------

 Ref-Fuel Holdings debt
 ARC Senior Notes                                                            6.26%    2015              253,300                   -
  Niagara Series 2001                                                5.45 - 5.625%    2015              165,010                   -
  Seconn Corporate Credit Bonds - 1992 Series A                              6.45%    2022               30,000                   -
  Seconn Corporate Credit Bonds - ARC-I Series A and ARC-11 Series A         5.50%    2015               13,500
  Hempstead Corporate Credit Bonds                                           5.00%    2010               42,670                   -
  Hempstead project debt                                               4.40%-5.00%    2009              133,278                   -
  Essex project debt                                                   5.32%-7.48%    2020              108,662                   -
  Seconn project debt                                                 5.125%-5.50%    2015               53,499                   -
  Semass Series 2001A                                                 5.50%-5.625%    2016              134,345                   -
  Semass Series 2001B                                                  5.00%-5.50%    2010              104,385                   -
                                                                                              ------------------   -----------------
     Subtotal                                                                                         1,038,649                   -
                                                                                              ------------------   -----------------

  Other obligations                                                                                         294                   -
                                                                                              ------------------   -----------------
 Total debt at par value                                                                              1,238,943             200,000

  Unamortized debt premium, net                                                                          57,785                   -
     Current portion                                                                                    (83,159)                  -
                                                                                              ------------------   -----------------

 Total long-term debt obligations                                                             $       1,213,569    $        200,000
                                                                                              ==================   =================

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

10.      Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

                                          Amortization
                                             Period                          December 31,
                                            (years)     September 30, 2004        2003
                                          ------------  ------------------  ----------------
                                                           (unaudited)
    Waste contracts acquired                     9-17            $120,243           $     -
    Operating lease acquired                       14              42,094                 -
    Duke liability                                                 22,086            23,026
    Energy contract levelization                   12              17,961                 -
    Landfill liabilities                           13              10,575                 -
    Deferred revenue                             8-20               3,780                 -
    Other                                                           1,307             1,307
    Incentive plan accruals                                         2,284                 -
                                                        ------------------  ----------------
                                                                 $220,330           $24,333
                                                        ==================  ================

See Note 15 for amortization of certain other long-term liabilities.


11.      Income Taxes

The components of the provision for income taxes, for the three and nine months ended September 30, 2004 consist of the following (in thousands, unaudited):

                                       For the Three Months Ended  For the Nine Months Ended
                                            September 30, 2004      September 30, 2004
                                           ---------------------    -------------------

Current provision                                        $  290                 $  503
Deferred provision                                        1,137                  1,137
                                           ---------------------    -------------------

Total consolidated income tax expense                    $1,427                 $1,640
                                           =====================    ===================


A reconciliation of the statutory federal income tax expense with the corporation's actual effective combined federal and state income tax expense for the three and nine months ended September 30, 2004 is as follows (unaudited):

                                           For the Three Months     For the Nine Months
                                                   Ended                   Ended
                                            September 30, 2004      September 30, 2004
                                           ---------------------    -------------------

Statutory federal income tax rate                          35.0%                  35.0%
State tax rate, net of federal benefit                      5.3%                   5.3%
Tax attributable to Ref-Fuel Holdings'
 corporate subsidiaries                                     6.2%                   6.2%
Income prior to the August 31 Transactions
 not subject to entity-level tax                          (33.3)%                (35.3)%
                                           ---------------------    -------------------

Net combined effective federal and state
 income tax rate                                           13.2%                  11.2%
                                           =====================    ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred income tax liability included in the consolidated financial statements as of September 30, 2004 is comprised of the following (in thousands, unaudited):

                                                      September 30, 2004

Investment in Ref-Fuel Holdings                                  $31,163
Accrued liabilities                                              (10,052)
Net operating loss carryforward                                     (823)
                                                      -------------------

Total                                                            $20,288
                                                      ===================


12.      Operational and Other Agreements

The ARC operating facilities operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.

Duke and Allied Waste Industries, Inc. (Allied) are each obligated to fund one-half of certain cash shortfalls and other liabilities of Essex arising out of operating the project, including certain environmental claims. Essex and ARC LLC entered into agreements with Duke and Allied requiring Essex and ARC LLC to reimburse, indemnify and defend Duke and Allied from any liability in respect to these obligations.

In order to provide ARC LLC with an additional source of funds to meet calls on its project support obligations, MSW Energy Holdings and UAE Holdings Corp. entered into the Equity Contribution Agreement pursuant to which each of them have agreed to provide up to $50 million in equity capital to ARC LLC.


13.      Commitments and Contingencies

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

In August 2004, USEPA notified American Ref-Fuel Company of Essex County that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Ref-Fuel is one of at least 52 Potentially Responsible Parties (PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from Ref-Fuel's Essex County facility site, which abuts the river. USEPA's notice letter states that Ref-Fuel may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Ref-Fuel believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Ref-Fuel Holdings'liability for the study or any eventual natural resource damage.


Landfill Agreements
Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

Beginning in May 1997, Wankinco provided several notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco appealed in January 2003, and on August 19, 2004, the Appellate Court upheld the Trial Courts decision in respect of all decisions related to the alleged lease violations. One ruling unrelated to lease forfeiture or damages for unlawful possession was remanded because the Judge's ruling that Semass had not engaged in "an unfair and deceptive act or practice" applied the law conjunctively rather than disjunctively (as required by the law). The Appellate Court affirmed the Judge's ruling that there was no unfairness, but remanded the question of deception for further findings since the Appellate Court, due to the use of the conjunctive rather than disjunctive, was unable to infer that the Judge did not find a compensable deceptive act. Management believes that the Judge's ruling on remand will clarify this issue in favor of the Company. In addition, Wankinco appealed the Appellate Court's decision on the lease issues to the Supreme Judicial Court of Massachusetts and, on September 30, 2004, the Supreme Judicial Court denied Wankinco's Application for Further Appellate Review. Accordingly, except for the remand discussed above, the favorable decisions received by Semass have become final and nonappealable. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

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

Future Minimum Payments Under Operating Leases

Delaware Valley leases the Delaware Valley Project pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley (and ARC LLC by virtue of a guaranty) become obligated to pay a contractually specified "stipulated loss" value that declines over time and was approximately $171.4 million as of September 30, 2004.

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


14.      Related Party Transactions

In the ordinary course of business, the Company's subsidiaries hold insurance policies with affiliates of AIGGIC, for which the AIGGIC affiliated insurance companies receive customary annual premiums.

15.      Supplemental Disclosure of Cash Flow Information

Depreciation and amortization expense included in the Statements of Cash Flows for the nine months ended September 30, 2004 consists of the following expenses (revenues) (in thousands, unaudited):




                                                                                   From Inception         For the Nine
                                                                                 (June 30, 2003) to      Months Ended
             Asset / liability                       Statement of operations     September 30, 2003   September 30, 2004
------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment             Depreciation and amortization (1)                $    -               $27,993
Energy contracts                          Energy revenues                                       -                24,008
Long-term waste contracts                 Waste disposal and related services                   -                (4,029)
Lease                                     Operating expenses (rent expense)                     -                  (275)
Debt                                      Interest expense                                    268                (5,318)
Deferred revenue                          Waste disposal and related services and
                                           energy revenues                                      -                   (16)
                                                                                       ---------------------------------
 Total                                                                                     $  268               $42,363
                                                                                       =================================
(1) Includes amortization of  intangible assets

Noncash investing and financing activities:
Cash from the consolidation of Ref-Fuel Holdings at April 30, 2004                         $    -               $40,238
Cash paid for interest                                                                     $8,500               $44,854



16.      Subsequent Event - Name Change

Effective October 15, 2004, UAE Holdings Corp. changed its name to American Ref-Fuel Holdings Corp.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Risk Factors," below. The following should be read in conjunction with the financial statements and related notes included elsewhere in this report. As of April 30, 2004, we hold a 49.8% indirect controlling membership interest in Ref-Fuel Holdings and the results of operations have been consolidated from that period.

The following is a discussion of the financial condition and results of operations for the three and nine months ended September 30, 2004. This discussion should be read in connection with our historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, as well as the historical financial statements of Ref-Fuel Holdings and the supplemental pro forma information that follows.

General

We were formed and acquired our interest in Ref-Fuel Holdings in June 2003. Because we were not yet in existence, there are no financial results for the nine months ended September 30, 2003 comparable to the data for the nine months ended September 30, 2004. For comparative results, see Supplemental Pro Forma Information which follows.

The following summarizes the historical financial information for MSW
Energy Holdings as of and for the three months ended September 30, 2003 and 2004 and nine months ended September 30, 2004 (unaudited, in thousands):


                                                                                For the        For the             For the
                                                                         Three Months Ended Three Months Ended Nine Months Ended
                                                                         September 30, 2004 September 30, 2003 September 30, 2004
                                                                        ------------------- ------------------ -------------------

Statement of Operations Data:
Net revenues                                                                         $112,958        $     -           $  186,410
Equity in net earnings of Ref-Fuel Holdings                                                 -         10,950                6,545
Operating expenses                                                                    (44,430)             -              (75,139)
Depreciation and amortization expense                                                 (16,820)             -              (27,993)
Administrative and general expense                                                     (9,269)          (602)             (17,024)
Gain (Loss) on asset retirement                                                           218                                (618)
Interest income                                                                           890             79                1,419
Interest expense                                                                      (17,274)        (5,008)             (35,566)
Minority interest in net income of subsidiaries                                       (15,502)             -              (23,498)
Other income, net                                                                           3              -                  105
Income taxes                                                                           (1,427)             -               (1,640)
                                                                          ---------------------  ------------        -------------
Net income                                                                           $  9,347        $ 5,419           $   13,001
                                                                          ---------------------  ------------        -------------
Cash Flow Data:
Cash provided by operating activities                                                                                  $  104,964
Cash used in investing activities                                                                                         (10,283)
Cash used in financing activities                                                                                         (25,631)

Balance Sheet Data:
Total assets                                                                                                           $2,103,405
Total debt                                                                                                              1,296,728
Minority interest in consolidated subsidiaries                                                                            362,478
Total members' equity                                                                                                     136,864


Results of Operations

For the three months ended September 30, 2004 as compared to the three months ended September 30, 2003

     Net revenues. Net revenues of $113.0 million for the three months ended September 30, 2004 represent Ref-Fuel Holdings three month results. Of that amount, $73.0 million is attributable to waste disposal and related services revenue, $36.2 million is attributable to energy revenue and $3.7 million is attributable to other revenue. There were no revenues during the same period in 2003, because the results from Ref-Fuel Holdings were accounted for under the equity method of accounting.

     Equity in earnings of Ref-Fuel Holdings. Prior to the Equalization Transactions, which were consummated on April 30, 2004, we accounted for our investment in Ref-Fuel Holdings under the equity method of accounting. As a result of the Equalization Transactions, we are consolidating these results after April 30, 2004 and therefore no equity in earnings of Ref-Fuel Holdings is shown on our financial statements for the three months ended September 30, 2004. Equity in earnings of Ref-Fuel Holdings at September 30, 2003 was $11.0 million.

     Operating expenses. Operating expenses of $44.4 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' operational expenses.

     Depreciation and amortization expense. Depreciation and amortization expense of $16.8 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses.

     Administrative and general expense. Administrative and general expense of $9.3 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' general and administrative expenses of $9.2 million and $0.1 million attributable to MSW Energy Holdings' other activities. Administrative and general expense for the three months ended September 30, 2003 was $0.6 million.

     Loss on asset retirement. Loss on asset retirement of $(0.2) million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' loss.

     Interest income. The majority of the interest income of $0.9 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' interest income. Interest income for the three months ended September 30, 2003 was $0.1 million.

     Interest expense. Interest expense of $17.3 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $12.2 and interest expense of $5.1 million, which represents the interest on our 8.5% Senior Notes due 2010 ($4.3 million), the accretion of our Duke liability ($0.5 million) and amortization of deferred financing costs ($0.3 million). Interest expense for the three months ended September 30, 2003 amounted to $5.0 million.

     Income taxes. Income taxes expense of $1.4 million for the three months ended September 30, 2004, represents the tax liability using the effective tax rate of 13.2% for the quarter.

For the Nine Months Ended September 30, 2004

     Net revenues. Net revenues of $186.4 million for the nine months ended September 30, 2004 represent the consolidated results of operations of Ref-Fuel Holdings for the five-month period ended September 30, 2004. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. These revenues represent $122.1 million of waste disposal and related services revenue, $58.5 million of energy revenue and $5.8 million of other revenue.

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

     Operating expenses. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the operating expenses of $75.1 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' operational expenses for the five months ended September 30, 2004.

     Depreciation and amortization expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the depreciation and amortization expense of $28.0 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses for the five months ended September 30, 2004.

     Administrative and general expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the administrative and general expense of $17.0 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' general and administrative expenses of $16.0 million for the five months ended September 30, 2004, and $1.0 million attributable to MSW Energy Holdings other activities.

     Loss on asset retirement. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the loss on asset retirement of $0.6 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' loss for the five months ended September 30, 2004.

     Interest income. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the majority of the interest income of $1.4 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' interest income for the five months ended September 30, 2004.

     Interest expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the interest expense of $35.6 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $20.4 million for the five months ended September 30, 2004, and the interest expense for the nine months ended September 30, 2004 attributable to MSW Energy Holdings of $15.2 million, which represents the interest on our 8.5% Senior Notes due 2010 ($12.8 million), the accretion of our Duke liability ($1.6 million) and amortization of deferred financing costs ($0.9 million).

     Income taxes. Income taxes expense of $1.6 million for the nine months ended September 30, 2004, represents the tax liability using the effective tax rate of 11.2% for the nine month period.


Cash Flow Activities

As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the five months and the balance sheet as of September 30, 2004. The Company is required to maintain cash and investment balances that are restricted by provisions of its debt, operational or lease agreements. These amounts are held by financial institutions in order to comply with contractual provisions requiring such reserves.


Operating Activities

Our net cash provided by operating activities of $105.0 million for the period for the nine months ended September 30, 2004 relates primarily to cash earnings, the distributions received from Ref-Fuel Holdings of $31.4 million in 2004, offset by the payment of $8.5 million of interest on our Senior Notes.


Investing Activities

Our net cash used in investing activities of $10.3 million for the nine months ended September 30, 2004 relates to cash from consolidation of Ref-Fuel Holdings which represented its April 30, 2004 balance of $40.2 million offset by the change in our restricted cash balance of $41.9 million and capital additions of $8.6 million during the five months ended September 30, 2004.

Financing Activities

Our net cash used in financing activities of $25.6 million for the nine months ended September 30, 2004 relates to distributions paid to members of $19.9 million and payments on long-term debt of $5.7 million during the five months ended September 30, 2004.

Supplemental Pro Forma Information

The following results represent the pro forma results as if MSW Energy
Holdings' acquisition of its interests in Ref-Fuel Holdings and the Equalization Transactions had occurred on January 1, 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition and the Equalization Transactions actually occurred on January 1, 2003. (In thousands):

                                                                                       Pro Forma          Pro Forma
                                                                                      For the Nine       For the Nine
                                                                                      Months Ended       Months Ended
                                                                                   September 30, 2004  September 30, 2003
                                                                                  -------------------- ------------------
Revenues
 Waste disposal and related services                                                         $211,620          $209,265
 Energy                                                                                       100,093            98,922
 Other                                                                                         12,234            10,073
                                                                                  -------------------- ------------------
Total net revenues                                                                            323,947           318,260
                                                                                  --------------------- -----------------
Expenses
 Operating                                                                                    148,460           145,948
 Depreciation and amortization                                                                 50,836            51,057
 General and administrative                                                                    31,521            35,049
 Loss on asset retirements                                                                        960             1,717
                                                                                  --------------------- -----------------
Operating income                                                                               92,170            84,489
Interest income                                                                                 2,403             2,400
Interest expense                                                                              (50,448)          (50,719)
Loss on early extinguishment of debt                                                                -            (3,292)
Minority interests in net income of subsidiaries                                              (29,744)          (24,046)
Other income (expenses), net                                                                      225              (384)
                                                                                  --------------------- -----------------
Net income before taxes                                                                        14,606             8,448
Income taxes                                                                                   (5,843)           (3,379)
                                                                                  --------------------- -----------------
Net income                                                                                     $8,763            $5,069
                                                                                  ===================== =================


Comparison of the Unaudited Pro Forma Nine Months ended September 30, 2004 and 2003

Total Net Revenues. Total pro forma net revenues were $323.9 million for the nine months ended September 30, 2004, an increase of $5.7 million, or 1.8%, from the same period for the prior year. Increases in waste revenues of $5.3 million were attributable to an increase in waste processed at the facilities. One of the Ref-Fuel Holdings facilities performed a planned major turbine overhaul in the second quarter of 2004, which contributed to the decrease in power revenues of $1.4 million, which was offset by increased steam sales of $2.3 million for the period ended September 30, 2004, as compared to the prior period. Metals pricing increased over the prior year, resulting in an increase of $5.7 million in other revenues, which was partially offset by the expiration of an ash reuse marketing arrangement in the first quarter of 2004, decreasing revenues by $4.1 million, as compared to the prior year period.

Expenses. Operating expenses were $148.5 million for the nine months ended September 30, 2004, an increase of $2.5 million, or 2% from the prior year period. The most significant factors contributing to the increases were increased facility maintenance expenses performed during scheduled outages, which accounted for a $1.7 million increase and the cost of materials which increased by $1.8 million. Host fees increased by $1.1 million because the Company began operations in a new cell of its landfill, and external engineering consulting increased by $0.4 million. These increases were partially offset by a $2.5 million decrease in ash disposal expense due to the expiration of an ash reuse deal in the first quarter of 2004 and a $0.6 million decrease in landfill expense on decreased landfill volumes.

General and administrative. General and administrative expenses were $31.5 million for the nine months ended September 30, 2004, a decrease of $3.5 million, or 10%, from the prior year's period due a decrease of $1.8 million in severance costs, a decrease of $1.5 million in a long-term compensation plan, a $0.3 million decrease in bad debt expense and $0.3 million decrease in office rental expense. These decreases were partially offset by a $0.4 million increase in miscellaneous general and employee expenses.


Debt Covenant

The indenture under which our Senior Notes were issued requires, among other things, but subject to certain exceptions, that we not permit any restricted payment unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting proportionate adjusted data, including proportionate total cash and cash equivalents and reserves, proportionate total debt, proportionate interest expense and proportionate adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) because these twelve-month results are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

The unaudited summary condensed consolidated statements of operations data, MSW Energy Holdings other data and proportionate other data for the twelve months ended September 30, 2004, have been prepared as if the UAE Merger had occurred on October 1, 2003. Accordingly, the following table includes the effects of push-down accounting on Ref-Fuel Holdings as if the UAE Merger had occurred on October 1, 2003.

The following table includes certain items that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies. The following tables should be read in conjunction with our historical financial statements and related notes.

Additionally, as required under the indenture agreement, the activity of Ref-Fuel Holdings is separate from MSW Energy Holdings incremental activity in the following calculations (in thousands).


                                                                                                Twelve Months Ended
                                                                                                   September 30,
                                                                                                        2004
                                                                                                ---------------------
MSW Energy Holdings other data

Proportionate other data


Proportionate Adjusted EBITDA (1)                                                                            137,206
Proportionate interest expense (2)                                                                            41,989
                                                                                                ---------------------

Ratio of proportionate Adjusted EBITDA to proportionate
   interest expense (3)                                                                                         3.3x
                                                                                                =====================

(1) Proportionate Adjusted EBITDA is defined as 49.8% of the Adjusted EBITDA of Ref-Fuel Holdings. Adjusted EBITDA (as calculated below) is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

Proportionate Adjusted EBITDA for the last twelve months ended September 30, 2004 is calculated by subtracting the results for the nine months ended September 30, 2003 from the twelve months ended December 31, 2003, and then adding the nine months ended September 30, 2004, as follows (in thousands):

                                                                         Pro Forma        Actual       Pro Forma
                                                                         Nine Months   Twelve Months   Nine Months
                                                           Year Ended       Ended          Ended          Ended
                                                          December 31,  September 30,  September 30,  September 30,
                                                              2003           2003          2004           2004
                                                          ------------ -------------- -------------- --------------
Ref-Fuel Holdings:
        Operating income                                    $127,737      $ 85,482       $ 93,163       $135,418
        Depreciation and amortization                         68,094        51,057        50,836          67,873
        Loss on retirements                                    2,207         1,717           960           1,450
                                                          ------------ -------------- -------------- --------------
     EBITDA                                                  198,038       138,256        144,959        204,741
        Fair value adjustment amortization
        and revenue levelization adjustments                  69,608        52,326         53,491         70,773
                                                          ------------ -------------- -------------- --------------
     Adjusted EBITDA                                        $267,646      $190,582       $198,450       $275,514
                                                          ============ ============== ==============
MSW Energy Holdings ownership percentage                                                                   49.8%
                                                                                                     --------------
MSW Energy Holdings Proportionate Adjusted EBITDA                                                       $137,206
                                                                                                     ==============

(2) Proportionate interest expense is defined as 49.8% of the pro forma interest expense for Ref-Fuel Holdings plus 100% of our pro forma interest expense.

The following table reconciles MSW Energy Holdings Proportionate Interest Expense (in thousands):

                                                                    Twelve Months
                                                                        Ended
                                                                    September 30,
                                                                        2004
                                                                 -------------------

Ref-Fuel Holdings interest expense                                          $49,676
   MSW Energy Holdings ownership percentage                                    49.8%
                                                                 -------------------
Ref-Fuel Holdings proportionate interest expense                             24,739
   MSW Energy Holdings incremental interest expense                          17,250
                                                                 -------------------
MSW Energy Holdings proportionate interest expense                          $41,989
                                                                 ===================

(3) Proportionate Adjusted EBITDA to proportionate interest expense is defined as the quotient of proportionate Adjusted EBITDA divided by proportionate interest expense.


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

Principles of Consolidation. The accompanying consolidated financial statements include accounts of MSW Energy Holdings, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and, as of April 30, 2004, is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

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

Goodwill. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard (FAS No. 142), "Goodwill and Other Intangible Assets", the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach.

Intangible Assets. Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from six to sixteen.

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

Other Liabilities. Landfill closure and postclosure costs are included in other long-term liabilities. The Company accrues landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the expected life cycle of the landfill.

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

Income Taxes. As the Company is a limited liability company, it is not directly subject to Federal and State income taxes; rather its income or loss is required to be included in the income tax returns of its member. After the August 31 Transactions the Company's member is UAE Holdings Corp., which is a C corporation for tax purposes. As a result, the Company is required to provide for Federal and State income taxes as if it were a tax paying entity. For the period ended September 30, 2004, the Company's provision reflects one month of C corporation taxes that its member is responsible for on the income of the Company, and the taxes of Ref-Fuel Holdings LLC subsequent to the Equalization Transactions.

The Company accounts for income taxes under the asset and liability method. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.


Effect of New Accounting Standard

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (FIN 46R) in December 2003 (collectively "FIN 46"). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management has evaluated FIN 46 and its related guidance and determined that it does not have any impact on our consolidated financial statements

Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations outstanding as of September 30, 2004 (in thousands):

          Contractual Obligations                                                                               More
                                                                 Less than 1                                   than 5
                                                 Total              Year         1-3 Years     3-5 Years       Years
                                                 -----              ----         ---------     ---------       -----

Long-Term Debt Obligations                      $1,296,728          $ 83,159      $157,052      $185,243      $871,274

Operating Lease Obligations                        147,596            14,178        27,681        41,074        64,663

Unconditional Purchase Obligations                   1,307  (1)            -         1,307             -             -

Other Long-Term Obligations                         68,485             9,281         9,630         7,500        42,074
                                              -------------      ------------    ----------    ----------    ----------
                                       Total    $1,514,116          $106,618      $195,670      $233,817      $978,011
                                              =============      ============    ==========    ==========    ==========


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

While American Ref-Fuel will maintain insurance to protect against certain of these risks, the insurance may not cover all of these risks and the proceeds of the insurance may not fully compensate for damages to the ARC operating facilities and the ARC operating facilities' lost revenues or increased expenses. A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to American Ref-Fuel to make distributions to Ref-Fuel Holdings which, in turn, would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would adversely affect our financial condition.

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

Item 4.  Controls and Procedures

MSW Energy Holdings

As of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Holdings evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Holdings' periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended September 30, 2004.

MSW Energy Finance

As of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Finance evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Finance's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended September 30, 2004.



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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

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

     (b)  Reports on Form 8-K

     Current Reports on Form 8-K dated August 12, 19 and 31, 2004.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, MSW Energy Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MSW ENERGY HOLDINGS LLC

                                                 By: /s/ John T. Miller
                                                     ---------------------------
                                                     John T. Miller
                                                     Chief Executive Officer

                                                 Date:  November 12, 2004
                                                        ------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


               Signature                                 Title                       Date
               ---------                                 -----                       ----

/s/ John T. Miller                            Chief Executive Officer (Principal     November 12, 2004
------------------------------                Executive Officer)
John T. Miller

/s/ Michael J. Gruppuso                       Chief Financial Officer (Principal     November 12, 2004
------------------------------                Financial and Accounting Officer)
Michael J. Gruppuso

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, MSW Energy Finance Co., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MSW ENERGY FINANCE CO., INC.

                                 By: /s/ John T. Miller
                                     ---------------------------------------
                                     John T. Miller
                                     President and Chief Executive Officer

                                 Date:  November 12, 2004
                                        ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


               Signature                                 Title                       Date
               ---------                                 -----                       ----

/s/ John T. Miller                            Chief Executive Officer (Principal     November 12, 2004
------------------------------                Executive Officer)
John T. Miller

/s/ Michael J. Gruppuso                       Chief Financial Officer (Principal     November 12, 2004
------------------------------                Financial and Accounting Officer)
Michael J. Gruppuso

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