Form 10-K
period 2004-12-31
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2005-03-17
CIK 1261679, 1261680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        --------------------------------

      0001261679              MSW Energy Holdings LLC                  Delaware                    14-1873119
      0001261680              MSW Energy Finance Co., Inc.             Delaware                    20-0047886
Commission File Number     (Exact name of each registrant as  (State or other jurisdiction      (I.R.S. Employer
                               specified in its charter)          of incorporation or        Identification Number)
                                                                      organization)

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

                                TABLE OF CONTENTS


Part I....................................................................................................................1
Item 1. Business..........................................................................................................1
Item 2.  Properties.......................................................................................................8
Item 3.  Legal Proceedings................................................................................................9
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................10
PART II..................................................................................................................10
Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters and Purchases of Equity Securities........10
Item 6.  Selected Financial Data.........................................................................................10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................11
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....................................................20
Item 8. Financial Statements and Supplementary Data......................................................................23
Item 9. Changes in and Disagreements with Accountants on Financial Disclosure............................................47
Item 9A.  Controls and Procedures........................................................................................47
PART III.................................................................................................................47
Item 10.  Directors and Executive Officers of the Registrant.............................................................47
Item 11.  Executive Compensation.........................................................................................50
Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................................53
Item 13.  Certain Relationships and Related Transactions.................................................................54
Item 14.  Principal Accountant Fees and Services.........................................................................55
Part IV..................................................................................................................55
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................................55

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

Item 1. Business

                                COMPANY OVERVIEW

     The terms "we," "our," "ours" "us" and "Company" refer only to MSW Energy Holdings LLC and its subsidiaries; the terms "American Ref-Fuel" and "ARC" refer to American Ref-Fuel Company LLC; and the term "Ref-Fuel Holdings" refers to Ref-Fuel Holdings LLC.

Overview

     MSW Energy Holdings LLC (MSW Energy Holdings and collectively hereinafter with its subsidiaries, referred to as the Company) was formed in March 2003 as a Delaware limited liability company for the purpose of acquiring a 50% indirect membership interest in Ref-Fuel Holdings (the Acquisition). At the initial closing on June 30, 2003, we acquired MSW Energy Hudson LLC (MSW Hudson), which holds a 49.8% membership interest in Ref-Fuel Holdings. We have agreed to acquire Duke Energy Erie LLC (Erie), a wholly-owned subsidiary of Duke Energy Corporation (Duke), that holds an additional 0.2% membership interest in Ref-Fuel Holdings within two years and six months after our purchase of MSW Hudson (the second closing). We currently own 49.8%, and have voting control over an additional 0.2%, of Ref-Fuel Holdings, which owns 100% of American Ref-Fuel. MSW Energy Holdings II LLC (MSW Energy Holdings II) holds directly and indirectly the other 50% membership interest in Ref-Fuel Holdings.

     On August 31, 2004, American Ref-Fuel Holdings Corp. (Holdings Corp., and formerly known as United American Energy Holdings Corp.), the indirect parent of MSW Energy Holdings II , and managing member of the Company, and several private equity funds (the DLJMB Funds), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), and several investment funds (the Highstar Funds), each of which is managed by AIG Global Investment Corp. (AIGGIC), effected a series of transactions that resulted in Holdings Corp. becoming the indirect parent of the Company (the August 31 Transactions).

     Prior to the August 31 Transactions, and as a result of a series of transactions known as the Equalization Transactions, which were consummated on April 30, 2004, the DLJMB Funds and the Highstar Funds beneficially owned 60% and 39.99%, respectively, of the equity interests in the Company, and 60% and 40%, respectively, of the equity interests in Holdings Corp. Holdings Corp. owned a 0.01% managing member interest in the Company.

     The Equalization Transactions also resulted in Holdings Corp. assuming full control of the management and operations of the Company and Ref-Fuel Holdings through its interests in the Company and MSW Energy Holdings II. The other 50% interest in Ref-Fuel Holdings is owned directly and indirectly by MSW Energy Holdings II. MSW Energy Holdings II acquired its membership interest in Ref-Fuel Holdings in a separate transaction (theMerger) completed on December 12, 2003. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004, and the balance sheet as of April 30, 2004. The minority interests relates to Duke's 0.2% interest and MSW Energy Holdings II's 50% interest in Ref-Fuel Holdings.

     American Ref-Fuel owns partnerships that develop, own and operate waste-to-energy facilities (WTE), which combust municipal solid waste and produce energy in the form of electricity and steam. American Ref-Fuel owns or controls and operates six WTE facilities located in the northeastern United States, which we refer to as the ARC operating facilities. The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received by the ARC operating companies for accepting waste and from the sale of electricity and steam produced by those facilities.

     Each of the ARC operating companies has outstanding indebtedness. The majority of this indebtedness is evidenced by tax-exempt bonds and is collateralized by the ARC operating facilities and substantially all assets of the ARC operating companies. American Ref-Fuel also has outstanding indebtedness. Substantially all distributions to American Ref-Fuel from the ARC operating companies, after the payment of expenses and debt service on ARC operating company-level indebtedness, are subject to the satisfaction of financial tests such as working capital and debt coverage ratio tests. Distributions from American Ref-Fuel to Ref-Fuel Holdings, after the payment of expenses and debt service on American Ref-Fuel indebtedness, are also subject to the satisfaction of financial tests.


The following information relates to the ARC operating facilities:

                                               Capacity                 Contract Expiration Date
                                        ---------------------- ------------------------------------------
                                                                                       Date of Commercial
                                          Waste                  Service                   Operation/
                                         Disposal   Electric   Agreements/ Electricity  Date Acquired by
                                        (tons per  Generating   Disposal      Sales         American
Operating Facility        Location         day)    (megawatts)  Contracts   Contracts       Ref-Fuel
--------------------  ----------------- ---------- ----------- ----------- ----------- ------------------
Hempstead             Hempstead, NY         2,671          72        2009        2009               1989
Essex                 Newark, NJ            2,700          70        2020        2021               1991
Seconn                Preston, CT             689          18        2015        2017               1992
Niagara               Niagara Falls, NY     2,250          50   2007-2012        2014          1980/1993
Semass                Rochester, MA         2,700          79   2004-2016        2015          1989/1996
Delaware Valley       Chester, PA           2,688          79        2017        2016        1992/1997(1)

(1) Date acquired for the Delaware Valley facility refers to the date of acquisition by Browning Ferris Industries (BFI) . Following that date, the Delaware Valley facility was managed by a predecessor of American Ref-Fuel until it was acquired by American Ref-Fuel on April 30, 2001.

     American Ref-Fuel indirectly owns 100% of the ARC operating companies, except for Semass Partnership (which owns the Semass facility), of which American Ref-Fuel indirectly owns 90%. American Ref-Fuel also owns TransRiver Marketing Co., L.P. (TransRiver), a waste procurement company. In addition to providing waste procurement services to American Ref-Fuel, TransRiver owns a 885-ton-per-day transfer station in Lynn, Massachusetts.

     American Ref-Fuel's facilities together process a total of approximately five million tons of waste each year.

Waste Processed ('000 tons/year)                                    2000      2001     2002     2003     2004
--------------------------------                                   ------    ------   ------   ------   ------
Hempstead Facility                                                   897       915       923      936      952
Essex Facility                                                       916       918       899      937      917
Seconn Facility                                                      241       248       252      258      258
Niagara Facility                                                     782       755       725      755      786
Semass Facility                                                    1,106     1,091     1,056    1,069    1,060
Delaware Valley Facility                                           1,114     1,151     1,060    1,111    1,138
                                                                  ------    ------    ------   ------   ------
Total                                                              5,056     5,078     4,915    5,066    5,111
                                                                  ======    ======    ======   ======   ======

     The ARC operating facilities sell approximately 2.6 million MWH of electricity each year.

Power Sold ('000 MWH)                                               2000      2001     2002     2003     2004
--------------------------------                                   ------    ------   ------   ------   ------
Hempstead Facility                                                   537       547       541      557      562
Essex Facility                                                       465       468       465      479      479
Seconn Facility                                                      126       129       137      138      139
Niagara Facility                                                     299       289       278      270      245
Semass Facility                                                      631       612       597      591      590
Delaware Valley Facility                                             616       618       554      577      586
                                                                  ------    ------    ------   ------   ------
Total                                                              2,674     2,663     2,572    2,612    2,601
                                                                  ======    ======    ======   ======   ======

     The following table summarizes each ARC operating facility's weighted average boiler availability levels.

Availability Levels                                                2000      2001      2002      2003    2004
--------------------------------                                   ------    ------   ------   ------   ------
Hempstead Facility                                                 92.2%     93.8%     93.1%     94.8%    95.5%
Essex Facility                                                     90.7      92.5      92.7      92.6     91.0
Seconn Facility                                                    93.9      95.3      96.2      96.3     96.4
Niagara Facility                                                   92.5      90.3      89.8      89.7     91.3
Semass Facility                                                    93.2      91.6      89.6      87.6     88.9
Delaware Valley Facility                                           92.2      92.1      88.4      88.4     89.8
                                                                  ------    ------    ------   ------   ------
Weighted Average                                                   92.3%     92.5%     91.0%     90.9%    91.6%
                                                                  ======    ======    ======   ======   ======


     American Ref-Fuel guarantees or provides support for each of its subsidiaries that owns an ARC operating facility, in one or more of the following forms:

o    guarantees of recourse debt;

o support agreements in connection with service agreement-related obligations for each of the Hempstead, Semass, Seconn and the Delaware Valley facilities; and

o contingent credit support for damages from performance failures, environmental indemnities, or contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.

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

Structure and Ownership

     Holdings Corp. owns indirectly 100% of our membership interests as a result of the August 31 Transactions. Holdings Corp. is beneficially owned 60% and 40% by the DLJMB Funds and the Highstar Funds, respectively.

     Ref-Fuel Holdings is governed by a limited liability company agreement pursuant to which our consent and that of MSW Energy Holdings is required for certain shareholder actions, including modification of the Ref-Fuel Holdings limited liability company agreement and actions taken by Ref-Fuel Holdings as the 100% owner of American Ref-Fuel. Notwithstanding the fact that the DLJMB Funds indirectly own a majority of the membership interests of Ref-Fuel Holdings, the consent of the Highstar Funds is required for certain actions to be taken with respect to Ref-Fuel Holdings and neither we nor the DLJMB Funds unilaterally control Ref-Fuel Holdings or American Ref-Fuel.

Management

     We are managed by our managing member, Holdings Corp. Our board of directors is deemed to be the board of directors of Holdings Corp. consisting of seven members: four directors designated by the DLJMB Funds and three directors designated by the Highstar Funds, plus one independent director. The overall management and control of MSW Energy Holdings is exercised by the managing member. No member other than the managing member participates in the management, control or direction of the operations, business, or affairs of MSW Energy Holdings, is involved in or transacts business for MSW Energy Holdings, or has the power to act for or on behalf of or to bind MSW Energy Holdings, such powers being vested solely and exclusively in the managing member. Pursuant to the terms of our amended and restated limited liability company agreement (the LLC Agreement), and so long as our 8 1/2% Senior Secured Notes due 2010 (Senior Notes) are outstanding, the consent of the independent director will be required for us to effect any bankruptcy or insolvency proceeding or to consent to any involuntary bankruptcy proceeding. Other than consenting to these bankruptcy and insolvency actions, the independent director is a non-voting director.

     Pursuant to the LLC Agreement, Holdings Corp. is the managing member of MSW Energy Holdings. Pursuant to the Holdings Corp. Shareholders Agreement, the managing member cannot take the actions described below at MSW Energy Holdings without the consent of the DLJMB Funds and the Highstar Funds, so long as they continue to own a minimum percentage of the common stock of Holdings Corp. With respect to the DLJMB Funds that minimum percentage is either (A) both the DLJMB Funds and the Highstar Funds each continue to own at least 15% of the common stock of Holdings Corp. on a fully diluted basis, or (B) the DLJMB Funds continue to own at least 15% of the common stock of Holdings Corp. on a fully diluted basis and continues to own at least 75% of its ownership at the time of the Equalization Transactions. With respect to the Highstar Funds, that minimum percentage is either (A) both the DLJMB Funds and the Highstar Funds each continue to own at least 15% of the common stock of Holdings Corp. on a fully diluted basis, or (B) the Highstar Funds continue to own at least 15% of the common stock of Holdings Corp. on a fully diluted basis and continues to own at least 75% of its ownership at the time of the Equalization Transactions. These significant actions relate to:

     o    amending their organizational documents;

     o    forming new subsidiaries;

     o    making any substantial change to the character of their business;

     o    incurring indebtedness;

     o purchasing securities of, or property not used in the ordinary course of business from, an unrelated entity;

     o    hiring or firing executive officers or senior management;

     o adopting or amending cash bonus or severance plans with respect to executive officers or equity; compensation plans;

     o    entering into transactions with affiliates;

     o    making capital expenditures;

     o    making certain acquisitions of assets;

     o making any sale of equity of any subsidiaries of Holdings Corp. or MSW Energy Holdings;

     o    merging or consolidating with any other equity; or

     o    instituting a bankruptcy proceeding.

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

                          MSW ENERGY FINANCE CO., INC.

     Our wholly-owned subsidiary, MSW Energy Finance Co., Inc. (MSW Energy Finance), was formed in June 2003 solely for the purpose of serving as a co-issuer of the Senior Notes. Other than serving as a co-issuer of our 8 1/2% Senior Notes, MSW Energy Finance does not have any operations or assets and will not have any revenues.

                               RECENT DEVELOPMENTS

     DLJ Merchant Banking Partners and AIG Highstar Capital, L.P. announced on February 1, 2005 that they have signed a definitive agreement to sell Holdings Corp. to Danielson Holding Corporation (Danielson).

     Danielson will pay $740 million in cash for the equity of Holdings Corp. and will assume the consolidated net debt of Holdings Corp. Subject to receipt of regulatory approvals and required financing, the transaction is expected to close in the second quarter of 2005.

     In connection with the Sale, costs relating to transaction expenses, severance, employment contracts, the OMA, Long-Term Incentive Plans, housing subsidies, lease termination and other related items are estimated to be between $50 million and $70 million.

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

     Each of the FPA Facilities has filed rate schedules with the FERC in compliance with the FPA, so that its power purchase agreement (PPA) with the power-purchasing utility is deemed effective under the FPA. In addition, three of the ARC operating facilities, namely the Essex, Niagara and the Delaware Valley facilities, have received FERC authorization to sell electricity at wholesale at market-based or negotiated rates to any unaffiliated purchaser or into a regional energy market. The other three ARC operating facilities, namely the Hempstead, Seconn and Semass facilities, do not sell electricity at market-based rates and therefore do not have or need FERC market-based rate authority. In connection with their market-based rate authorizations, each of Essex, Niagara, and Delaware Valley has received a blanket authorization to issue securities or assume liabilities without further FERC approval, and has received waivers of other FPA regulations which apply to traditional utilities selling electricity at cost-based rates. Each of the FPA Facilities must file quarterly reports providing certain details concerning wholesale power transactions during the prior calendar quarter. The FPA Facilities must obtain the prior authorization of the FERC for change-of-control transactions and for the sale or other transfer of jurisdictional facilities, including wholesale power sale contracts and interconnection facilities connecting a generating facility to the transmission grid. Each of the Hempstead and Semass facilities requires the FERC's prior approval to issue securities or assume obligations with respect to any other person's securities.

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

     All of the ARC operating facilities are located within a region served by a FERC-regulated independent system organization (ISO) or regional transmission organization (RTO). An ISO or RTO is a FERC-regulated entity responsible for controlling the transmission system and scheduling transmission service within its region and between regions on an open access basis. ISOs or RTOs also administer regional energy sales markets. The Niagara facility and Hempstead facility are within the New York ISO region; the Semass facility and the Seconn facility are within the New England ISO region; and the Essex facility and the Delaware Valley facility are within the PJM RTO region. The price for electric energy and other electric products sold in these markets other than through bilateral contracts between sellers and purchasers is set by competitive bids to supply and offers to purchase, subject to FERC-approved rules. At this time, the Essex, Niagara and the Delaware Valley facilities frequently sell electricity into the market, but the output of the other ARC operating facilities generally is fully committed under their respective PPAs.

Environmental Matters

     The Company conducts operations that require compliance with environmental provisions of federal, state and local laws, regulations and standards related to protection of human health and the natural environment. Specific rules contained in these laws and regulations address air and water emissions, as well as waste management and disposal. Other provisions of such environmental laws and regulations address rare unplanned events, such as spills, releases and emergency response. Permitting, record-keeping, reporting and periodic certifications, along with routine and periodic inspections and audits are also managed according to applicable laws and regulations.

     The Company has indicated that compliance with such laws and regulations is a major focus for it, and believes its philosophy with regard to environmental matters includes operating within permit limits and continually striving to improve environmental performance. The Company reports that it believes that all of its operations are compliant in all material respects with the requirements of environmental laws and regulations.

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

     Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility may be required to investigate and remediate past releases or threatened releases of hazardous or toxic substances or petroleum products generated, managed or located at the facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by a party in connection with any releases or threatened releases. An operator may also be liable for costs of remediation at a third party's site to which the operator has sent waste for disposal. These laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances or whether the owner owned the property where the release occurred. Courts have interpreted liability under such laws to be strict and joint and several. The cost of investigation, remediation or removal of substances may be substantial. In connection with American Ref-Fuel's ownership and operation of the ARC operating facilities, American Ref-Fuel may become liable for such costs. American Ref-Fuel reports that it is presently aware of one such condition expected to materially affect the ARC operating facilities as described below, and it is possible that other such conditions impacting the ARC operating facilities could be discovered in the future or that such conditions could be created by future spills or releases. As a result, it is possible that American Ref-Fuel may become liable for additional remediation costs.

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

     Future Mercury Regulation at the Essex Facility. On December 6, 2004 the New Jersey Department of Environmental Protection (NJDEP) promulgated regulations applicable to the Essex facility that will make mercury emission requirements more stringent. Specifically, the new regulations increase the required removal efficiency to 85% removal on January 3, 2006 and 95% removal on January 3, 2012 versus the current 80% removal, while retaining the alternative limit of 28 micrograms per cubic meter. As a result of the new regulations, there is an increased risk that emission exceedances will occur and therefore an increased probability that additional controls will ultimately be required to prevent such exceedances. ARC believes that the new requirements may at a minimum result in increased operating costs due to increased use of activated carbon in the current control equipment. It is also possible that the regulations will require the installation of additional pollution control equipment such as compact hybrid particulate collector units, a device similar to a baghouse. Management estimates that the cost of the installation of such additional pollution control equipment, if required, would be approximately $38 million. The Essex service agreement provides a mechanism for a pass-through to the Port Authority of New York and New Jersey of the majority of any additional capital and operating costs that may be required. We cannot currently determine the likelihood of additional and operating capital costs being incurred in connection with these changes in regulation, or the total of any such costs.

     Lower Passaic River Study. In August 2004, USEPA notified American Ref-Fuel Company of Essex County (Essex) that it was potentially liable under CERCLA
Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties (PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA's notice letter states that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Ref-Fuel Holdings' liability for the study or any eventual natural resource damage.

Employees

     American Ref-Fuel Company (ARC Management Company) runs the day-to-day operations of American Ref-Fuel. Collectively, ARC Management Company and the other subsidiaries of American Ref-Fuel have approximately 685 employees. See "Management--MSW Energy Holdings."

Item 2.  Properties

         The Company owns or operates the following facilities. We lease office space in Montvale, New Jersey.

Hempstead Facility

      History and Ownership. The Hempstead Partnership beneficially owns and operates the Hempstead facility, a 72-megawatt, 2,671-ton-per-day WTE facility located in the Town of Hempstead, New York. The Hempstead facility was developed and constructed by the Hempstead Partnership at an overall cost of $424 million and began commercial operations in November 1989.

Essex Facility

     History and Ownership. The Essex Partnership beneficially owns and operates the Essex facility, a 70-megawatt, 2,700-ton-per-day WTE facility located in the City of Newark, County of Essex, New Jersey. The Essex facility was developed and constructed at a cost of $356 million and began commercial operations in February 1991.

Seconn Facility

      History and Ownership. The Seconn Partnership beneficially owns and operates the Seconn facility, an 18-megawatt, 689-ton-per-day WTE facility located in Preston, Connecticut. The Seconn facility was developed and constructed at a cost of $177 million and commenced commercial operations in March 1992.

Niagara Facility

      History and Ownership. The Niagara Partnership beneficially owns and operates the Niagara facility, a 50-megawatt, 2,250-ton-per-day WTE facility located in the City of Niagara Falls, New York. In May 1993, the Niagara Partnership acquired the rights and responsibilities of Occidental Chemical Corporation (Occidental) under a leveraged lease for a refuse derived fuel (RDF) facility that commenced commercial operations in 1980.

Semass Facility

     History and Ownership. Semass L.P. owns 90% of the Semass Partnership, which owns the Semass facility, a 2,700-ton-per-day WTE facility located in Rochester, Massachusetts. The Semass facility, which utilizes a RDF design and was originally developed by Energy Answers Corporation, began commercial operations in 1989 and was expanded in 1994 to its current size. In addition, the Company also owns and operates a transfer station located in Braintree, Massachusetts (the Braintree Transfer Station) on land that is lease from the Town of Braintree. The transfer station is designed to receive and transfer waste.

Delaware Valley Facility

     History and Ownership. The Company leases its Delaware Valley facility which is located in the City of Chester, Delaware County, Pennsylvania from Bank of America, as owner. The 79-megawatt, 2,688-ton-per-day resource recovery facility was constructed by a subsidiary of Westinghouse Electric Corporation and commenced commercial operations in 1992.

Lynn Transfer Station

     The Company also owns and operates a transfer station located in Lynn, Massachusetts (the Lynn Transfer Station). The transfer station is designed to receive and transfer waste.

Item 3.  Legal Proceedings

Landfill Agreements

     Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

     Beginning in May 1997, Wankinco provided several notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco appealed in January 2003, and on August 19, 2004, the Appellate Court upheld the Trial Court decision in respect of all decisions related to the alleged lease violations. One ruling unrelated to lease forfeiture or damages for unlawful possession was remanded because the Judge's ruling that Semass had not engaged in "an unfair and deceptive act or practice" applied the law conjunctively rather than disjunctively (as required by the law). The Appellate Court affirmed the Judge's ruling that there was no unfairness, but remanded the question of deception for further findings since the Appellate Court, due to the use of the conjunctive rather than disjunctive, was unable to infer that the Judge did not find a compensable deceptive act. Management believes that the Judge's ruling on remand will clarify this issue in favor of the Company. In addition, Wankinco appealed the Appellate Court's decision on the lease issues to the Supreme Judicial Court of Massachusetts and, on September 30, 2004, the Supreme Judicial Court denied Wankinco's Application for Further Appellate Review. Accordingly, except for the remand discussed above, the favorable decisions received by Semass have become final and nonappealable. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

     Management believes that the ultimate resolution of these matters will not have a material adverse impact on the results of operations, future cash flows or financial position of the Company.

     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Management believes that the $20.0 million fund limit is adequate for this purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the year ended December 31, 2004 the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of December 31, 2004, the balance in the Fund is approximately $14.0 million and is included in restricted cash and long-term investments. A corresponding liability of approximately $7.0 million, representing approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities as of December 31, 2004 and 2003, respectively.

Lower Passaic River Study


In August 2004, USEPA notified American Ref-Fuel Company of Essex County (Essex) that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties
(PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA's notice letter states that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Ref-Fuel Holdings' liability for the study or any eventual natural resource damage.

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



 PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters and Purchases of Equity Securities

     There is no trading market for the equity interests in MSW Energy Holdings or MSW Energy Finance. Holdings Corp. holds directly and indirectly 100% of the membership interests in MSW Energy Holdings, which in turn owns 100% of the equity interests in MSW Energy Finance.

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

                                                                            From Inception
                                                        For The Year      (June 30, 2003) to
                                                           Ended             December 31,
                                                     December 31, 2004           2003
                                                    -------------------- ---------------------
                                                                  (in thousands)
Statement of Operations Data:
Net revenues                                                $   298,644          $          -
Equity in net earnings of Ref-Fuel Holdings                       6,545                21,603
Operating expenses                                             (116,089)                    -
Depreciation and amortization expense                           (45,154)                    -
Administrative and general expense                              (27,198)               (1,029)
Loss on asset retirement                                         (1,765)                    -
Interest income                                                   2,676                    91
Interest expense                                                (52,765)              (10,054)
Minority interest in subsidiaries                               (39,642)                    -
Other income (expenses), net                                        305                     -
Taxes                                                            (6,610)                    -
                                                    -------------------- ---------------------
Net income                                                      $18,947          $     10,611
                                                    -------------------- ---------------------
Cash Flow Data:
Cash provided by operating activities                       $   170,043          $     10,409
Cash provided by (used in) investing activities                  18,839              (347,894)
Cash provided by (used in) financing activities                (106,204)              341,118

Balance Sheet Data:
Investment in Ref-Fuel Holdings                             $         -          $    372,672
Total assets                                                  2,055,731               391,647
Total debt                                                    1,246,013               200,000
Total members' equity                                           131,348               160,111


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Risk Factors." The following should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Results of Operations

For the Year Ended December 31, 2004 as Compared to the Period Ended December 31, 2003

     Net revenues. Net revenues of $298.6 million for the year ended December 31, 2004 represent the consolidated results of operations of Ref-Fuel Holdings for the eight-month period ended December 31, 2004. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. These revenues represent $194.9 million of waste disposal and related services revenue, $93.2 million of energy revenue and $10.5 million of other revenue. There were no revenues during the same period in 2003, as the results from Ref-Fuel Holdings were accounted for under the equity method of accounting.

     Equity in net earnings of Ref-Fuel Holdings. Equity in net earnings of Ref-Fuel Holdings represents our share of the net earnings of Ref-Fuel Holdings for the four months ended April 30, 2004 of $6.5 million. Prior to the Equalization Transactions, which were consummated on April 30, 2004, we accounted for our investment under the equity method of accounting. As a result of these transactions, we are consolidating these results after April 30, 2004. Equity in net earnings of Ref-Fuel Holdings of $21.6 million from Inception (June 30, 2003) to December 31, 2003 represents our share (49.8%) of the net earnings of Ref-Fuel Holdings of $34.7 million offset by amortization expense of $13.1 million associated with the amortization of the amount of our excess purchase price over our share of the net assets of Ref-Fuel Holdings at the date of acquisition. We acquired our interest in Ref-Fuel Holdings on June 30, 2003. Effective December 12, 2003, as a result of push-down accounting, we ceased amortization of the excess of our purchase price over the net assets acquired of Ref-Fuel Holdings, as the cost of our investment has been reflected on the books of Ref-Fuel Holdings.

     Operating expenses. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. The operating expenses of $116.1 million for the year ended December 31, 2004 represents Ref-Fuel Holdings' operational expenses for the eight months ended December 31, 2004.

     Depreciation and amortization expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the depreciation and amortization expense of $45.2 million for the year ended December 31, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses for the eight months ended December 31, 2004.

     General and administrative expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the administrative and general expense of $27.2 million for the twelve months ended December 31, 2004 represents Ref-Fuel Holdings' administrative and general expenses of $26.1 million for the eight months ended December 31, 2004, and $1.1 million attributable to MSW Energy Holdings' other activities.

     Loss on asset retirement. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the loss on asset retirement of $1.8 million for the year ended December 31, 2004 represents Ref-Fuel Holdings' loss for the eight months ended December 31, 2004.

     Interest income. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the majority of the interest income of $2.7 million for the year ended December 31, 2004 represents Ref-Fuel Holdings interest on cash and cash equivalents at rates ranging from 0.5% to 2.3% for the eight months ended December 31, 2004. Interest income for the period from Inception (June 30, 2003) to December 31, 2003 represents interest on cash and cash equivalents at rates ranging from 0.5% to 1.5%.

     Interest expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the interest expense of $52.8 million for the year ended December 31, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $32.4 for the eight months ended December 31, 2004, and the interest expense for the twelve months ended December 31, 2004 attributable to MSW Energy Holdings of $20.4 million, which represents interest on our 8.5% Senior Notes due 2010 ($17.0 million), the accretion of our Duke liability ($2.1 million) and amortization of deferred financing costs ($1.2 million). Interest expense of $10.0 million of which $8.5 million for the period from Inception (June 30, 2003) to December 31, 2003 represents 8.5% annual interest on our Senior Notes.

     Minority Interest. Minority interests represents the income attributable to MSW Energy Holdings II (50.0% interest in Ref-Fuel Holdings), and Duke (0.2% interest in Ref-Fuel Holdings).

     Income taxes. Income taxes expense of $6.6 million for the year ended December 31, 2004, represents the tax liability using the effective tax rate of 25.9% for the year.

Liquidity and Capital Resources

At December 31, 2004, our assets related primarily to our indirect membership interest in ARC operating facilities. ARC LLC and the ARC operating facilities have historically generated funds from operations for working capital requirements, capital spending, debt repayments and dividend payouts. Accordingly, our performance and significant source of future liquidity will depend solely on cash distributions, if any, from these entities. We will need to receive sufficient ongoing cash distributions in order to pay principal and interest on our Senior Notes, however such distributions are not assured. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010.

Operating Activities

     Our net cash provided by operating activities of $170.0 million for the year ended December 31, 2004 relates primarily to consolidation of Ref-Fuel Holdings for the eight months ended December 31, 2004. In addition it includes the distributions received from Ref-Fuel Holdings of $31.4 million prior to the consolidation of results. Our net cash provided by operating activities of $10.4 million for the period from Inception (June 30, 2003) to December 31, 2003 relates primarily to the distributions received from Ref-Fuel Holdings of $13.7 million in 2003 offset by the payment of $3.1 million of interest on our Senior Notes, $0.5 million paid at closing relating to our obligation under the Duke Agreement and payments for our operating costs.

Investing Activities

     Our net cash provided by investing activities of $18.8 million for the year ended December 31, 2004 relates primarily to the consolidation of Ref-Fuel Holdings, less capital expenditures ($12.0 million) and changes in restricted cash ($9.0 million). Our net cash used in investing activities of $347.9 million for the period from Inception (June 30, 2003) to December 31, 2003 relates primarily to amounts paid relating to the Acquisition consisting of $304.8 million paid to Duke at the initial closing, $20.7 million paid to Duke in September 2003 related to a purchase price adjustment, and $15.0 million paid for Acquisition related costs.

     In August 2003, as required under the terms of the Deposit Agreement for the Senior Notes, we deposited $5.6 million into a restricted cash account.

Financing Activities

     Our net cash used in financing activities of $106.2 million for the year ended December 31, 2004 relates primarily to $53.7 million of long term debt payments and a distribution we made to our owners of $29.4 million and distributions to the holders of our minority interest of $23.1 million. Our net cash provided by financing activities of $341.1 million for the period from Inception (June 30, 2003) to December 31, 2003 relates primarily to $150.0 million of proceeds from member contributions and $200.0 million from proceeds of the Senior Notes, offset by cash paid for debt financing costs of $8.4 million and a distribution we made to our owners of $0.5 million.

Supplemental Pro Forma Information

     The following results represent the pro forma results as if MSW Energy Holdings' acquisition of its interests in Ref-Fuel Holdings and the Equalization Transactions had occurred on January 1, 2004 and 2003, respectively. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Acquisition and the Equalization Transactions actually occurred on January 1, 2004 and 2003, respectively. (In thousands, unaudited):

                                          Pro Forma             Pro Forma
                                      For the Year Ended   For the Year Ended
                                      December 31, 2004     December 31, 2003
                                     --------------------- --------------------
Revenues
 Waste disposal and related services  $           284,446  $           284,131
 Energy                                           134,754              139,824
 Other                                             16,981               14,522
                                     --------------------- --------------------
Total net revenues                                436,181              438,477
                                     --------------------- --------------------
Expenses
 Operating                                        189,411              191,400
 Depreciation and amortization                     67,996               67,996
 General and administrative                        41,694               46,360
    Loss on asset retirements                       2,107                2,207
                                     --------------------- --------------------
Operating income                                  134,973              130,514
Interest income                                     3,658                3,413
Interest expense                                  (67,648)             (70,573)
Loss on early extinguishment of debt                    -               (3,191)
Minority interests in net income of
 subsidiaries                                     (45,742)             (40,631)
Other income (expenses), net                          425                 (282)
                                     --------------------- --------------------
Net income before taxes                            25,666               19,250
Income taxes                                      (10,527)              (6,494)
                                     --------------------- --------------------
Net income                            $            15,139  $            12,756
                                     ===================== ====================



Comparison of the Unaudited Pro Forma Years ended December 31, 2004 and 2003

Total Net Revenues. Total pro forma net revenues were $436.1 million for the year ended December 31, 2004, an increase of $2.3 million from the same period for the prior year. Waste revenues remained consistent for the two periods, slight increases were attributable to an increase in waste processed at the facilities. One of the Ref-Fuel Holdings facilities experienced a scheduled pricing decrease during the year, which decreased power revenue by approximately $10 million, which was offset by increased steam sales of $2.3 million for the period ended December 31, 2004, as compared to the prior period. Metals pricing increased over the prior year, resulting in an increase of $7.7 million in other revenues, which was partially offset by the expiration of an ash reuse marketing arrangement in the first quarter of 2004, decreasing revenues by $4.1 million, as compared to the prior year period.

Expenses. Operating expenses were $189.4 million for the year ended December 31, 2004, a decrease of $2.0 million from the prior year period. The most significant factors were decreased expenses related to expiration of an ash reuse marketing arrangement in the first quarter of 2004 ($4.9 million) and the decease in landfill cost of $0.5 million as a result of lower volumes. The decrease in the expenses were partially offset by increased host fees of $1.5 million and increased facility maintenance performed during scheduled outages and cost of materials.

General and administrative. General and administrative expenses were $41.7 million for the year ended December 31, 2004, a decrease of $4.7 million, or 10%, from the prior year's period due to a decrease of $2.3 million in severance costs, a decrease of $1.5 million in a long-term compensation expenses, and a $0.2 million decrease in bad debt expense. This decrease was also partially offset by increases in miscellaneous general and employee expenses.

Interest Expense. Interest expense was $67.6 million for the year ended December 31, 2004, a decrease of $2.9 million, or 4%, from the prior year. The decrease resulted from scheduled repayments of principal during 2003 and 2004.

Minority Interest. Minority interests represents the interest attributable to MSW Energy Holdings II (50.0% interest in Ref-Fuel Holdings), and Duke (0.2% interest in Ref-Fuel Holdings).

Provision for income taxes. The provision for income taxes represents the tax liability for the period using a rate of 41%.

Debt Covenants

     Certain of the debt agreements held by the Company's subsidiaries contain restrictions on cash distributions and new borrowings. Substantially all of the assets and revenues of the facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation the Ref-Fuel Holdings debt would be repaid prior to the repayment of the Senior Notes.

     The indenture under which our Senior Notes were issued contain certain restrictions which will, among other things, prevent us from incurring additional indebtedness, making restricted payments, making investments, selling assets or merging with other companies, subject to certain exceptions. The Senior Notes are redeemable with the payment of certain stated make whole amounts before September 1, 2007 and, thereafter, at the face amount of the Senior Notes, plus accrued interest. Restricted Payments are not permitted unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting proportionate adjusted data, including proportionate interest expense and proportionate adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) because these are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

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


                                                                                    Year
                                                                                   Ended
                                                                                December 31,
                                                                                    2004
                                                                               --------------
                                                                               (in thousands)
Proportionate Data

Proportionate Adjusted EBITDA (1)                                              $   138,384
Proportionate interest expense (2)                                                  40,781
Ratio of proportionate Adjusted EBITDA to proportionate interest expense (3)          3.4x

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

Proportionate Adjusted EBITDA is calculated as follows:



                                                                                   Year Ended
                                                                                  December 31,
                                                                                      2004
                                                                                 --------------
                                                                                 (in thousands)
Ref-Fuel Holdings operating income                                               $     136,076
Ref-Fuel Holdings depreciation and amortization                                         67,996
Ref-Fuel Holdings loss on retirements                                                    2,107
                                                                                 --------------
Ref-Fuel Holdings EBITDA                                                               206,179
Ref-Fuel Holdings fair value adjustment amortization and revenue levelization
 adjustments                                                                            71,700
                                                                                 --------------
Ref-Fuel Holdings adjusted EBITDA                                                      277,879
MSW Energy Holdings ownership percentage                                                  49.8%
                                                                                 --------------
Proportionate Adjusted EBITDA                                                    $     138,384
                                                                                 ==============


(2) Proportionate interest expense is defined as 49.8% of the interest expense for Ref-Fuel Holdings plus 100% of our interest expense.

The following table reconciles MSW Energy Holdings Proportionate Interest
Expense:


                                                               Year Ended
                                                              December 31,
                                                                  2004
                                                            ----------------
                                                             (in thousands)
Ref-Fuel Holdings interest expense                          $        47,251
MSW Energy Holdings ownership percentage                               49.8%
                                                            ----------------
Ref-Fuel Holdings proportionate interest expense                     23,531
MSW Energy Holdings interest expense                                 17,250
                                                            ----------------
MSW Energy Holdings proportionate interest expense          $        40,781
                                                            ================



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

     Principles of Consolidation. The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, our investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, we have effective control of Ref-Fuel Holdings and, as of April 30, 2004, are consolidating its results. All significant intercompany transactions and accounts have been eliminated. The minority interests shown relate to Duke's 0.2% interest and MSW Energy Holdings II's 50% interest in Ref-Fuel Holdings.

     Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities at the date of the financial statements; (b) the disclosures of contingent assets and liabilities at the date of the financial statements; and (c) the reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, liabilities for self-insurance and certain landfill liabilities. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

     Goodwill. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard (FAS No. 142), "Goodwill and Other Intangible Assets", we perform an annual fair value test of its recorded goodwill for our reporting units using a discounted cash flows approach.

     Intangible Assets. Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain of our subsidiaries exceeded fair value on the dates that these subsidiaries were acquired. These contract related to intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from five to fifteen years.

     Waste contract intangibles represent the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

     We have intangible assets related to Nitrous Oxide (NOx) emission allowances. These assets have indefinite lives and, as such, are not amortized. Consistent with all of our intangible assets, these are reviewed under the provisions of SFAS No. 142 for potential impairment on an annual basis.

     Deferred financing costs represent certain capitalizable costs that we have incurred to finance our long-term debt obligations. These costs are amortized to interest expense over the life of the related debt.

     Other Liabilities. Landfill closure and postclosure costs are included in other long-term liabilities. We accrue landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the life cycle of the landfill.

     We are accounting for the long-term power contracts at the Semass Partnership in accordance with Emerging Issues Task Force (EITF) Issues 91-6 "Revenue Recognition of Long-Term Power Sales Contracts" and EITF 96-17 "Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms" which require us to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made quarterly based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

     Revenue Recognition. We recognize revenue from two major sources: waste disposal services and energy production. Revenue from waste disposal services is recognized as waste is received and revenue from energy production is recognized as the energy is delivered.

     Concentration of Credit Risk. We invest excess cash and funds held in trust in bank deposit accounts, government securities, commercial paper, certificates of deposit and money market investments with a limited number of financial institutions.

     We have exposure to credit risk in accounts receivable because we dispose of waste for and sell power to a limited number of customers. We believe adequate reserves are maintained for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

     Unamortized Debt Premium. Unamortized debt premium represents the increase in the fair value of the Company's debt recorded as a result of the acquisition of Ref-Fuel Holdings by MSW Energy Holdings and MSW Energy Holdings II. These costs are amortized to interest expense over the life of the related debt using the effective interest method.

     Income Taxes. As we are a limited liability company, and not directly subject to Federal and State income taxes; rather our income or loss is required to be included in the income tax returns of our member. After the August 31 Transactions we became owned 100% directly and indirectly by Holdings Corp., which is a C corporation for tax purposes. As a result, we are required to provide for Federal and State income taxes in order to reflect what the effect on income would have been if the taxes of the Company were not included in the income tax returns of its members. Changes in taxes payable are treated as capital contributions and/or distributions. For the year ended December 31, 2004, our provision reflects the four months of C Corporation taxes that our member is responsible for on the equity method plus our income and expenses, plus the taxes of Ref-Fuel Holdings subsequent to the Equalization Transactions.

     We account for income taxes under the asset and liability method. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

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

     Our investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include our share of net earnings in "Equity in net earnings of Ref-Fuel Holdings" for the period up to April 30, 2004.

     Push-Down Accounting. On December 12, 2003, MSW Merger, an affiliate of CSFB Private Equity, merged with and into Holdings Corp. which continues as the surviving corporation in the Merger. Upon consummation of the Merger and taking into account the June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, the Control Group owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercises voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting," requires that Ref-Fuel Holdings' financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over the net assets that we acquired on June 30, 2003 was pushed-down to Ref-Fuel Holdings and its subsidiaries on December 12, 2003.

     Prior to push-down on December 12, 2003 identifiable intangible assets were included in "Investment in Ref-Fuel Holdings" on our consolidated balance sheet and were amortized on a straight-line basis over their estimated useful lives. As a result of push-down accounting, the excess of the purchase price paid by us over our share of members' equity of Ref-Fuel Holdings on the acquisition date has been allocated to our proportionate share of the fair value of the assets acquired and liabilities assumed, based on a preliminary independent valuation of Ref-Fuel Holdings (see Note 3 to the consolidated financial statements).

     Fair Value of Financial Instruments. Unless disclosed otherwise, all of our other financial instruments are stated at cost, which management believes approximates fair market value.

     Stock-Based Compensation. We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", (FAS 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS No. 123" concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans of the Company.

Contractual Obligations and Commercial Commitments

     The following table sets forth our contractual obligations outstanding as of December 31, 2004 (in thousands):


Payment Due by Period

                                                                Less than 1                                   More than 5
Contractual Obligations                        Total                Year        1-3 Years       3-5 Years        Years
                                            -----------         -----------    -----------     -----------    -----------
Long-Term Debt Obligations                  $ 1,246,012         $    87,184    $   169,796     $   176,935    $   812,097
Operating Lease Obligations                     154,559              14,566         27,972          41,519         70,502
Unconditional Purchase Obligations                1,307(1)            1,307              -               -              -
Other Long-Term Obligations                      69,278               8,746         10,833           7,500         42,199
                                            -----------         -----------    -----------     -----------    -----------
Total                                       $ 1,471,156         $   111,803    $   208,601     $   225,954    $   924,798
                                            ===========         ===========    ===========     ===========    ===========

(1) Represents unconditional purchase obligation associated with the second closing of $1,307 due at the second closing.

RISK FACTORS

      Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition.

     We have a substantial amount of indebtedness. As of December 31, 2004 our total indebtedness was $1,191.8 million, which represented approximately 71% of our total capitalization.

     This substantial indebtedness could have important consequences. For example, it could:

     o make it more difficult for us to satisfy our obligations with respect to our outstanding debt, including our repurchase obligations;

     o increase our vulnerability to general economic and industry conditions;

     o limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

     o place us at a competitive disadvantage compared to our competitors that have less debt; and

     o limit ARC LLC's ability to borrow additional funds in order to make capital contributions to fund the ARC operating facilities.

Our indentures impose significant operating and financial restrictions on us.

     The indentures governing our outstanding debt contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

     o    incur additional indebtedness;

     o    create liens;

     o    pay dividends or make other equity distributions;

     o    purchase or redeem capital stock;

     o    make investments;

     o    sell assets or consolidate or merge with or into other companies; and

     o    engage in transactions with affiliates.

     Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or some of our debt. Moreover, it is possible that in the future the owners of MSW Energy Holdings and MSW Energy Holdings II could determine to merge those companies with each other or into Ref-Fuel Holdings. While such a merger would be required to comply with the terms of the indenture, a result would be an increase in the amount of indebtedness of the successor.

Our revenues depend on the operation of the ARC operating facilities.

     Our receipt of distributions from the ARC operating companies and TransRiver are dependent on the successful operation of the ARC operating facilities. The operation of the ARC operating facilities involves many risks, including:

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

While we will maintain insurance to protect against certain of these risks, the insurance may not cover all of these risks and the proceeds of the insurance may not fully compensate for damages to the ARC operating facilities and the ARC operating facilities' lost revenues or increased expenses. A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to us, which would adversely affect our financial condition.

We depend on performance by third parties under contractual arrangements.

     We depend on third parties to, among other things, purchase the electric and steam energy produced by the ARC operating facilities, and supply and deliver the waste and other goods and services necessary for the operation of the ARC operating facilities. The viability of the ARC operating facilities depends significantly upon the performance by third parties in accordance with the long-term contracts entered into by the ARC operating companies and the third parties in connection with the ARC operating facilities.

     If the third parties to those contracts do not perform their obligations, or are excused from performing their obligations because of nonperformance by the ARC operating companies or other parties to the documents, or due to force majeure events or changes in laws or regulations, the ARC operating companies may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. Furthermore, the ability of the ARC operating companies and TransRiver to make distributions to us may be adversely affected, which may adversely affect our financial condition. In addition, the bankruptcy or insolvency of a participant or third party in the ARC operating facilities could result in nonpayment or nonperformance of that party's obligations to the ARC operating companies and could adversely affect their ability to make distributions to us , which would decrease or eliminate the funds available to us.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our operations are concentrated in one region.

     All of the ARC operating facilities are located in the northeastern United States. The entrance of new competitors into the market or the expansion of existing competitors could have a material adverse effect on distributions available to us from the ARC operating companies and, ultimately, on our financial condition.

We depend on a significant supply of solid waste.

     If the ARC operating facilities do not obtain a supply of solid waste at prices and quantities that are sufficient to operate the ARC operating facilities at their expected operating levels, it will adversely affect operations and our financial condition. One or more of the following factors could impact the price and supply of waste:

     o    defaults by waste suppliers under their contracts;

     o    a decline in solid waste supply due to increased recycling;

     o    composting of municipal solid waste;

     o legal prohibitions against disposal of certain types of solid waste in WTE facilities; or

     o increased competition from landfills, recycling facilities and transfer stations.

In addition, state and local governments mandate recycling and waste reduction at the source and the scope of these recycling and waste reduction mandates may be enlarged in the future. Also, solid waste transfer stations adjacent to railroad lines, and which are exempt from state and local government regulations due to a 1995 amendment to the Interstate Commerce Act, are being developed in the northeast United States and may offer pricing below current market prices. The ARC operating companies may not be successful in obtaining sufficient quantities of waste at adequate prices for the successful operation of the ARC operating facilities. Failure to obtain sufficient waste could have a material adverse effect on our financial condition.

Failure to comply with environmental permitting and governmental regulations would adversely affect our operations.

     The ARC operating facilities are subject to extensive federal, state and local laws and regulations related to the environment, health and safety and associated compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. While we believe that we are currently in compliance with applicable environmental laws in all material respects, it is possible that such conditions impacting the ARC operating facilities could be discovered in the future or that such conditions could be created by future spills or releases. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and/or remedial liabilities. The costs and liabilities of any of these results could adversely affect the operations of one or more of the ARC operating facilities. Environmental laws and regulations may also limit our ability to operate the ARC operating facilities at maximum capacity or at all. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. Stricter environmental regulations could materially affect our cash flow which would have an adverse effect on our financial condition.

     The costs of addressing future environmental requirements at the ARC operating facilities or at disposal facilities where ARC operating facilities have disposed of waste are difficult to estimate. Although we report that we believe that all of our operations are compliant in all material respects with the requirements of environmental laws and regulations, the ARC operating facilities may not at all times be in compliance with all applicable environmental laws and regulations and steps to bring our facilities into compliance may limit our future cash flow.

     Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. Regulatory authorities may not renew or reissue the permits. In addition, any renewed or reissued environmental permit may contain new, more stringent requirements resulting in the need for additional capital and operating expenditures due to additions to or modifications of the ARC operating facilities in order to bring the ARC operating facilities into compliance with the renewed or reissued permits' terms. Certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue. Any of the following events could adversely affect the amount of distributions available to us:

     o    loss of environmental permits;

     o    reduction in allowed operations;

     o failure or delay in the renewal or reissuance of environmental permits;

     o any increase in operating costs resulting from any renewed or reissued environmental permit; and

     o any expenditures, penalties, restrictions and/or liabilities resulting from any other non-compliance.

Changes in electricity regulation could have an adverse impact on us.

     The ARC operating companies derive a significant amount of revenue from the sale of electric power. The electric power generation business is subject to substantial regulation and the ARC operating companies are required to comply with numerous laws and regulations in order to sell the power generated from the ARC operating facilities. These laws and regulations could be revised and new laws and regulations could be adopted. The power purchase agreements with respect to each ARC operating facility could be adversely affected if amendments to, or a repeal of, existing regulations with respect to the production of energy were enacted that reduce the benefits currently afforded under the power purchase agreements. A reduction in benefits could adversely affect the amount of distributions available to us and our ability to make payment of the principal of and premium, if any, and interest on our debt. Our business could be materially and adversely affected by statutory or regulatory changes or administrative or judicial interpretations of existing statutes, regulations or licenses that impose more comprehensive or stricter energy regulation on us.

Item 8. Financial Statements and Supplementary Data

            Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of MSW Energy Holdings LLC and Subsidiaries:

In our opinion, the consolidated balance sheets and the related statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of MSW Energy Holdings LLC and Subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and from Inception (June 30, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsbility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the account principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ
March 15, 2005


                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                    Assets
                                                                                December 31, 2004 December 31, 2003
                                                                                ----------------- -----------------
Current assets
 Cash and cash equivalents                                                      $         86,310  $          3,633
 Restricted cash and short-term investments                                               64,703             2,444
 Accounts receivable, net of allowance for doubtful accounts of $1,491 and $0,
  respectively                                                                            72,027                 -
 Prepaid expenses and other current assets                                                12,426                76
                                                                                ----------------- -----------------
   Total current assets                                                                  235,466             6,153
                                                                                ----------------- -----------------

Long-term assets
 Property, plant and equipment, net                                                    1,187,178                 -
 Intangible assets, net                                                                  535,134             7,821
 Goodwill                                                                                  2,175                 -
 Investment in Ref-Fuel Holdings                                                               -           372,672
 Restricted cash and long-term investments                                                90,972             5,001
 Other long-term assets                                                                    4,806                 -
                                                                                ----------------- -----------------
   Total long-term assets                                                              1,820,265           385,494
                                                                                ----------------- -----------------
   Total assets                                                                 $      2,055,731  $        391,647
                                                                                ================= =================

                       Liabilities and Members' Equity

Current Liabilities
 Accounts payable and other current liabilities                                 $         44,979  $          1,056
 Accounts payable to related party                                                             -               480
 Current portion of other long-term liabilities                                           87,184                 -
 Accrued interest payable                                                                 16,583             5,667
 Income taxes payable                                                                         22                 -
                                                                                ----------------- -----------------
   Total current liabilities                                                             148,768             7,203
                                                                                ----------------- -----------------

Long-term Liabilities
 Long-term debt                                                                        1,158,829           200,000
 Other long-term liabilities                                                             224,619            24,333
 Long-term deferred tax                                                                   27,044                 -
                                                                                ----------------- -----------------
   Total long-term liabilities                                                         1,410,492           224,333
                                                                                ----------------- -----------------
   Total Liabilities                                                                   1,559,260           231,536
                                                                                ----------------- -----------------
Commitments and contingencies (Notes 12 and 13)
Minority Interest in Consolidated Subsidiary                                             365,123                 -

Members' equity
   Total members' equity                                                                 131,348           160,111
                                                                                ----------------- -----------------
   Total liabilities and members' equity                                        $      2,055,731  $        391,647
                                                                                ================= =================


               The accompanying notes are an integral part of these consolidated financial statements.


                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                 (in thousands)

                                                                                             From Inception
                                                                         For the Year Ended (June 30, 2003)
                                                                            December 31,    to December 31,
                                                                                2004              2003
                                                                         ------------------ ----------------
Revenues
 Waste disposal and related services                                     $         194,950  $             -
 Energy                                                                             93,188                -
 Other                                                                              10,506                -
                                                                         ------------------ ----------------
Total net revenues                                                                 298,644                -
                                                                         ------------------ ----------------
Expenses
 Operating                                                                         116,089                -
 Depreciation and amortization                                                      45,154                -
 General and administrative                                                         27,198            1,029
 Gain on asset retirement                                                            1,765                -
                                                                         ------------------ ----------------
Total expenses                                                                     190,206            1,029
                                                                         ------------------ ----------------
    Operating income (loss)                                                        108,438           (1,029)
Interest income                                                                      2,676               91
Interest expense                                                                   (52,765)         (10,054)
Equity in net earnings of unconsolidated affiliate - Ref-Fuel Holdings               6,545           21,603
Minority interests in net income of subsidiaries                                   (39,642)               -
Other, net                                                                             305                -
                                                                         ------------------ ----------------
    Income before income taxes                                                      25,557           10,611
Provision for income taxes                                                          (6,610)               -
                                                                         ------------------ ----------------
    Net income                                                                      18,947           10,611
Other comprehensive loss                                                              (211)               -
                                                                         ------------------ ----------------
    Comprehensive income                                                 $          18,736  $        10,611
                                                                         ================== ================

            The accompanying notes are an integral part of these consolidated financial statements.


                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY


                                 (in thousands)


                                                           Members'              Accumulated Other
                                                          Interests            Comprehensive Income              Total
                                                    ----------------------- ---------------------------- -----------------------
Balance at Inception (June 30, 2003)                  $              -        $              -             $              -
   Contributions from members                                  150,000                       -                      150,000
   Distribution to members                                        (500)                      -                         (500)
   Comprehensive income                                         10,611                       -                       10,611
                                                      ----------------        ----------------             ----------------
Balance, December 31, 2003                                     160,111                       -                      160,111
                                                      ================        ================             ================
   Assumption of tax liability (Note 2)                        (14,892)                      -                      (14,892)
   Current tax benefit contributed to
     member (Note 2)                                            (3,463)                      -                       (3,463)
   Distribution to members                                     (29,355)                                             (29,355)
   Unrealized gain on investments from the
    consolidation of Ref-Fuel Holdings                               -                     211                          211
   Comprehensive income                                         18,947                    (211)                      18,736
                                                      ----------------        ----------------             ----------------
Balance, December 31, 2004                            $        131,348        $              -             $        131,348
                                                      ================        ================             ================


              The accompanying notes are an integral part of these consolidated financial statements.


                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                                        From Inception
                                                                                 For the Year Ended    (June 30, 2003)
                                                                                    December 31,       to December 31,
                                                                                        2004                 2003
                                                                                 ------------------ ----------------------
Cash flows from operating activities:
 Net income                                                                      $          18,947  $              10,611
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            68,241                    561
   Deferred taxes                                                                            9,350                      -
   Revenue contract levelization                                                            15,163                      -
   Interest on loss contract                                                                 2,096
   Equity in earnings of Ref-Fuel Holdings, prior to consolidation, net of
    amortization                                                                            (6,545)               (21,603)
   Distributions from Ref-Fuel Holdings, prior to consolidation                             31,374                 13,720
   Loss on asset retirements                                                                 1,765                      -
   Minority interest in income of consolidated subsidiaries                                 39,642                      -
 Changes in operating assets and liabilities:
   Accounts receivable, net                                                                   (713)                     -
   Prepaid expenses and other current assets                                                  (803)                   (76)
   Other long-term assets                                                                    4,199
   Accounts payable and current liabilities                                                  1,129                    556
   Accounts payable affiliates                                                                (480)                   480
   Taxes payable                                                                            (3,201)                     -
   Accrued interest payable                                                                (10,673)                 5,667
   Other long-term liabilities                                                                 551                    493
                                                                                 ------------------ ----------------------
     Net cash provided by operating activities                                             170,042                 10,409
                                                                                 ------------------ ----------------------
Cash flows from investing activities:
   Payments for purchase of Ref-Fuel Holdings                                                    -               (340,449)
   Change in restricted cash and investments, net                                           (9,088)                (7,445)
   Additions of property, plant and equipment                                              (12,361)                     -
   Proceeds from sale of assets                                                                 50                      -
   Cash from consolidation of unconsolidated subsidiary                                     40,238                      -
                                                                                 ------------------ ----------------------
     Net cash provided by (used in) investing activities                                    18,839               (347,894)
                                                                                 ------------------ ----------------------
Cash flows from financing activities:
   Proceeds from long-term debt offering                                                         -                200,000
   Contributions from members                                                                    -                150,000
   Payment of deferred financing fees                                                            -                 (8,382)
   Payment of long-term debt                                                               (53,757)                     -
   Distributions paid to members                                                           (29,355)
   Distributions paid to holders of minority interests                                     (23,092)                  (500)
                                                                                 ------------------ ----------------------
     Net cash (used in) provided by financing activities                                  (106,204)               341,118
                                                                                 ------------------ ----------------------
Net increase in cash and cash equivalents                                                   82,677                  3,633
Cash and cash equivalents, beginning of period                                               3,633                      -
                                                                                 ------------------ ----------------------
   Cash and cash equivalents, end of period                                      $          86,310  $               3,633
                                                                                 ================== ======================




The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     MSW Energy Holdings LLC (MSW Energy Holdings and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in March 2003 and its consolidated wholly-owned subsidiaries, MSW Energy Finance Co., Inc. (MSW Finance), a Delaware corporation, and MSW Energy Hudson LLC (MSW Hudson), a Delaware limited liability company, were organized for the purpose of acquiring and holding a 50% interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) from Duke Energy Corporation (Duke). The initial acquisition of Ref-Fuel Holdings (the initial closing) was completed on June 30, 2003. MSW Finance, a wholly-owned subsidiary, was organized for the sole purpose of acting as co-issuer with MSW Energy Holdings of $200 million aggregate principal amount of 8 1/2% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance does not conduct operations of its own and has no assets.

     At the initial closing, MSW Energy Holdings acquired MSW Hudson, which holds a 49.8% membership interest in Ref-Fuel Holdings. MSW Energy Holdings has agreed to acquire Duke Energy Erie, LLC (Duke Erie), an indirect, wholly-owned subsidiary of Duke, that holds an additional 0.2% membership interest in Ref-Fuel Holdings, within two years and six months after its purchase of MSW Hudson.

     On August 31, 2004, American Ref-Fuel Holdings Corp. (Holdings Corp.) and formerly known as United American Energy Holdings Corp., the indirect parent of MSW Energy Holdings II LLC (MSW Energy Holdings II) and managing member of the Company, and several private equity funds (the DLJMB Funds), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), and several investment funds (the Highstar Funds) managed by AIG Global Investment Corp. (AIGGIC) effected a series of transactions that resulted in Holdings Corp. becoming the indirect parent of the Company (the August 31 Transactions).

     Prior to the August 31 Transactions, and as a result of a series of transactions known as the Equalization Transactions, which were consummated on April 30, 2004, the DLJMB Funds and the Highstar Funds (collectively the Control Group) beneficially owned 60% and 39.99%, respectively, of the equity interests in the Company, and 60% and 40%, respectively, of the equity interests in Holdings Corp. Holdings Corp. owned a 0.01% managing member interest in the Company.

     The Equalization Transactions also resulted in Holdings Corp. assuming full control of the management and operations of the Company and Ref-Fuel Holdings through its interests in the Company and MSW Energy Holdings II. MSW Energy Holdings II acquired its membership interest in Ref-Fuel Holdings in a separate series of transactions (Merger) completed on December 12, 2003. The other
50% interest in Ref-Fuel Holdings is owned directly and indirectly by MSW Energy Holdings II. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004, and the balance sheet as of April 30, 2004.

     American Ref-Fuel Company LLC (American Ref-Fuel, ARC or ARC LLC), a wholly-owned subsidiary of Ref-Fuel Holdings, owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, American Ref-Fuel owns or controls six waste-to-energy facilities located in the northeastern United States (the ARC operating facilities). The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by those facilities. ARC operating subsidiaries include: (a) American Ref-Fuel Company (Ref-Fuel Management); (b) TransRiver Marketing Company, L.P. (TransRiver); (c) American Ref-Fuel Company of Hempstead (Hempstead); (d) American Ref-Fuel Company of Essex County (Essex); (e) American Ref-Fuel Company of Southeastern Connecticut (Seconn); (f) American Ref-Fuel Company of Niagara, L.P. (Niagara); (g) American Ref-Fuel Company of Semass, L.P. (Ref-Fuel Semass);
(h) American Ref-Fuel Operations of Semass, L.P. (Semass Operator); (i) American Ref-Fuel Company of Delaware Valley, L.P. (Delaware Valley) (collectively referred to as the American Ref-Fuel Partnerships).

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of MSW Energy Holdings, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004, is consolidating its results of operations, cash flows and balance sheet. All significant intercompany transactions and accounts have been eliminated. The minority interests shown relate to Duke's 0.2% interest and MSW Energy Holdings II's 50% interest in Ref-Fuel Holdings.

Reclassifications

     Certain reclassifications have been made to the prior year to conform to the current year's presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities at the date of the financial statements; (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (c) the reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, estimated useful lives and fair value adjustments of net tangible and intangible assets, liabilities for self-insurance and certain landfill liabilities. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include cash balances and unrestricted short-term investments with original maturities of three months or less.

Restricted Cash and Investments

     The Company is required to maintain cash and investment balances that are restricted by provisions of its debt, operational or lease agreements and obligations under the Duke Agreement. These amounts are held by financial institutions in order to comply with contractual provisions requiring such reserves.

     Restricted cash and investments may be invested in accounts earning market rates; therefore, the carrying value approximates fair value. Restricted cash and investments are excluded from cash and cash equivalents in the accompanying financial statements, and changes in these assets are characterized as investing activities in the consolidated statements of cash flows. Restricted cash and investments include certain investments stated at amortized cost, which approximates market, including debt securities that are classified as "held-to-maturity" as the Company has the intent and ability to hold the securities to maturity. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of this statement, investments that are classified as available-for-sale are marked to market with unrealized gains and losses reported as a component of other comprehensive income. The Company's only investment classified as available for sale was sold during 2004.

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

     Landfill costs, including original acquisition cost and incurred construction costs, are amortized over the estimated capacity of the landfill based on a per-unit basis as landfill space is consumed. Landfill retirement costs arising from post-closure obligations, are capitalized as part of the landfill asset, are being amortized consistent with the landfill's current estimated life. Landfill retirement costs arising from final capping obligations are being amortized on a units-of-consumption basis over the estimated number of tons of waste that each final capping event covers.

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

Goodwill

     Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach. As of December 31, 2004, the Company's estimate of the fair value of its reporting units indicated no impairment of goodwill in its annual assessment.

Intangible Assets

     Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from five to fifteen years.

     Waste contract intangibles represent the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

     The Company has intangible assets relating to Nitrous Oxide (NOx) emission allowances. These assets have indefinite lives and, as such, are not amortized. Consistent with all the Company's intangible assets, these are reviewed under the provisions of SFAS 142 for potential impairment on an annual basis.

     Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest rate method.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Income Taxes

     As the Company is a limited liability company, it is not directly subject to Federal and State income taxes; rather its income or loss is required to be included in the income tax returns of its members. After the August 31 Transactions the Company became owned 100% directly and indirectly by Holdings Corp., which is a C corporation for tax purposes. As a result, the Company is required to provide for Federal and State income taxes in order to reflect what the effect on income would have been if the taxes of the Company were not included in the income tax returns of its members. Changes in taxes payable are treated as capital contributions and/or distributions. For the year ended December 31, 2004, the Company's provision reflects four months of C corporation taxes that its member is responsible for on the income of the Company, and the taxes of Ref-Fuel Holdings subsequent to the Equalization Transactions.

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

     The fair value adjustment related to the acquired long-term waste contracts represents the amount by which the fair value of long-term waste contracts held by Ref-Fuel Semass and Essex exceeded the contact rates on the dates that the partnership were acquired. These costs are being amortized as an increase to waste disposal revenues using the straight-line method over the term of the applicable contracts.

     Landfill closure and postclosure costs are also included in other long-term liabilities. The Company accrues landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the expected life cycle of the landfill.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company is accounting for the long-term power contracts at the Ref-Fuel Semass in accordance with Emerging Issues Task Force (EITF) Issues 91-6 "Revenue Recognition of Long-Term Power Sales Contracts" and EITF 96-17 "Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms", which require the Company to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

Revenue Recognition

     The Company recognizes revenue from two major sources: waste disposal services and energy production. Revenue from waste disposal services is recognized as waste is received, and revenue from energy production is recognized as the energy is delivered.

Concentration of Credit Risk

     The Company invests excess cash and funds held in trust in bank deposit accounts, government securities, commercial paper, certificates of deposit and money market investments with a limited number of financial institutions.

     The Company has exposure to credit risk in accounts receivable as the Company disposes of waste for and sells energy to a limited number of customers. The Company believes adequate reserves are maintained for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

Unamortized Debt Premium

     Unamortized debt premium represents the increase in the fair value of the Company's debt recorded as a result of the Merger. These amounts are amortized to interest expense over the life of the related debt using the effective interest method.

Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation", (SFAS 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS No. 123" concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations in accounting for stock-based compensation plans of the Company.

Push-Down Accounting

     On December 12, 2003, MSW Merger, an affiliate of CSFB Private Equity, merged with and into Holdings Corp. which continues as the surviving corporation in the Merger. Upon consummation of the Merger and taking into account the Company's June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, the Control Group owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercise voting power with respect to the remaining 0.2% interest). EITF Topic D-97, "Push-Down Accounting," requires that Ref-Fuel Holdings financial statements reflect this collective change in ownership. Accordingly, the aggregate excess of purchase price over net assets acquired by the Company on June 30, 2003 was pushed down to Ref-Fuel Holdings and its subsidiaries as of December 12, 2003.

     Prior to push-down on December 12, 2003, identifiable intangible assets were included in "Investment in Ref-Fuel Holdings" on the Company's consolidated balance sheet and were amortized on a straight-line basis over their estimated useful lives. As a result of push-down accounting, the excess of the purchase price paid by the Company over the Company's share of members' equity of Ref-Fuel Holdings on the acquisition date has been allocated to the Company's proportionate share of the fair value of the assets acquired and liabilities assumed, based on an independent valuation of Ref-Fuel Holdings.

Risks and Uncertainties

     The Company's operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations and adversely affect the Company's financial condition and prevent it from fulfilling its obligations, include but are not limited to, the Company's dependency on the operations of the ARC operating companies and the Company's substantial indebtedness.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Acquisition of Membership Interests in Ref-Fuel Holdings

     Pursuant to an equity purchase agreement between MSW Energy Holdings and Duke, MSW Energy Holdings agreed to acquire Duke's 50% membership interest in Ref-Fuel Holdings in two separate closings. At the initial closing on June 30, 2003, MSW Energy Holdings acquired MSW Hudson (formerly Duke Energy Hudson,
LLC), which holds a 49.8% membership interest in Ref-Fuel Holdings. The Company has agreed to acquire Duke Erie, a wholly-owned subsidiary of Duke Energy that holds an additional 0.2% membership interest in Ref-Fuel Holdings, at a second closing to occur at a future date within two years and six months after the initial closing. At the initial closing, the Company entered into a voting agreement with Duke Erie, pursuant to which Duke Erie granted the Company the right to vote the 0.2% membership interest in Ref-Fuel Holdings held by Duke Erie until such time as the membership interest in Duke Erie is transferred to MSW Energy Holdings. As a result, MSW Energy Holdings has direct or indirect voting control of 50% of the membership interests in Ref-Fuel Holdings after the initial closing.

     The aggregate cash purchase price for both the initial and second closing was $326.8 million, excluding acquisition related costs and obligations assumed. Of the agreed-upon purchase price, $304.8 million was paid on June 30, 2003 and a $20.7 million purchase price adjustment was paid to Duke on September 5, 2003. The purchase price payment for the second closing will be $1.3 million which has been recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The purchase price paid at the initial closing was financed with proceeds from the Company's offering of Senior Notes (Note 4), together with capital contributions made by the Company's two members of $75.0 million each (Note 6). The purchase price payable at the second closing is expected to be financed by cash on hand or capital contributions from the members.

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

     A summary of the allocation of purchase price to the fair value of the assets acquired by the Company and the Company's underlying investment in Ref-Fuel Holdings' members' equity is as follows (in thousands):

    Ref-Fuel Holdings' members' equity acquired                      $  144,933
    Fixed assets and other adjustments                                   76,363
    Identifiable intangible assets, net                                 154,068
    Goodwill                                                            (12,050)
    Other long-term assets                                               (2,892)
    Long-term debt                                                      (22,405)
    Other long-term liabilities                                          25,465
                                                                     ----------
      Purchase price for acquisition of 49.8% of Ref-Fuel Holdings   $  363,482
                                                                     ==========


     In connection with the acquisition, the Company has entered into an agreement with Duke Capital Corporation (Duke Capital), an affiliate of Duke Energy (the Duke Agreement) under which the Company agreed to pay Duke Capital certain future fees (Note 7) in exchange for Duke Capital's agreement to remain obligated under an existing support agreement related to Ref-Fuel Holdings. The fees payable under the Duke Agreement are subordinate to the Company's Senior Notes. The fees payable under the Duke Agreement escalate over time, and a portion of such fees are to be deposited into a restricted account for the benefit of Duke Capital. The Company is in compliance with all of its obligations under this agreement. This liability is included in other current and long-term liabilities, and represents the present value of the obligation under the Duke Agreement. At December 31, 2004, the balance was $22.6 million and $23.5 million at December 31, 2003.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pro Forma Information

     The following results represent the unaudited pro forma results as if MSW Energy Holdings' acquisition of its interests in Ref-Fuel Holdings, the Equalization Transactions and the August 31 Transactions had occurred on January 1, 2004 and 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition, the Equalization Transactions and the August 31 Transactions actually occurred on January 1, 2004 and 2003 (in thousands, unaudited):


                                                         Pro Forma           Pro Forma
                                                     For the Year Ended  For the Year Ended
                                                     December 31, 2004   December 31, 2003
                                                     ------------------ --------------------
Revenues
 Waste disposal and related services                 $         284,446  $           284,131
 Energy                                                        134,754              139,824
 Other                                                          16,981               14,522
                                                     ------------------ --------------------
Total net revenues                                             436,181              438,477
                                                     ------------------ --------------------
Expenses
 Operating                                                     189,411              191,400
 Depreciation and amortization                                  67,996               67,996
 General and administrative                                     41,694               46,360
    Loss on asset retirements                                    2,107                2,207
                                                     ------------------ --------------------
Operating income                                               134,973              130,514
Interest income                                                  3,658                3,413
Interest expense                                               (67,648)             (70,573)
Loss on early extinguishment of debt                                 -               (3,191)
Minority interests in net income of subsidiaries               (45,742)             (40,631)
Other income (expenses), net                                       425                 (282)
                                                     ------------------ --------------------
Net income before taxes                                         25,666               19,250
Provision for income taxes                                     (10,527)              (6,494)
                                                     ------------------ --------------------
Net income                                           $          15,139  $            12,756
                                                     ================== ====================

These results are not necessarily indicative of the results of operations that would have been acquired had the acquisition taken place at the beginning of 2003.



4.   Equity Investment in Ref-Fuel Holdings

     Prior to the Equalization Transactions, the Company recorded its investment in Ref-Fuel Holdings as an equity investment. Ref-Fuel Holdings condensed consolidated financial information prior to April 30, 2004 is included for informational purposes. The following table summarizes the components of the Company's interest in Ref-Fuel Holdings at December 31, 2003 and April 30, 2004 (in thousands):

Acquisition of 49.8% of Ref-Fuel Holdings                        $     325,480
Duke Agreement obligation at date of acquisition                        23,033
Direct acquisition costs                                                14,969
                                                                 --------------
Purchase price for acquisition of 49.8% of Ref-Fuel Holdings           363,482
Accrued purchase price for second closing                                1,307
                                                                 --------------
   Total purchase price                                                364,789
Equity in net earnings of Ref-Fuel Holdings                             21,603
Distributions received from Ref-Fuel Holdings                          (13,720)
                                                                 --------------
   Total investment in Ref-Fuel Holdings at December 31, 2003          372,672
                                                                 ==============
Equity in net earnings of Ref-Fuel Holdings                              6,545
Distributions received from Ref-Fuel Holdings                          (31,374)
                                                                 --------------
   Total investment in Ref-Fuel Holdings at April 30, 2004       $     347,843
                                                                 ==============

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summarized condensed balance sheet information of Ref-Fuel Holdings, is as follows (in thousands):

                                    As of                  As of December 31,
                                April 30, 2004                    2003
                             ---------------------        -------------------

Current assets               $          177,397           $       233,151
Noncurrent assets                     1,879,198                 1,894,757
Current liabilities                     147,068                   133,358
Noncurrent liabilities                1,218,780                 1,253,250
Members' Equity                         690,747                   741,300


Summarized statement of operations information for Ref-Fuel Holdings is as follows (in thousands):

                                                Period from   |    Period from
                                               December 12,   |    January 1,
                            For the Four          2003 to     |      2003 to
                             Months Ended      December 31,   |   December 12,
                           April 30, 2004           2003      |        2003
                         ------------------  ---------------- | ----------------
                                                              |    (Precessor)
Revenues                 $         137,537   $        24,847  | $       444,461
Operating income                    26,534            10,855  |         162,683
Net earnings                        12,753             8,082  |         103,071
Company's equity in net                                       |
 earnings                            6,545             4,025  |          30,626
                                                              |

5.   Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):


                                                            December  31,   December 31,
                                              Useful Life        2004            2003
                                            --------------  -------------   -------------

 Plant and equipment                          2-50 years    $  1,206,558    $          -
 Land                                                              3,813               -
                                               Up to 17
 Leasehold improvements                          years             5,575               -
 Landfill                                      13 years           17,768               -
 Spare parts                                                      12,282               -
 Construction in progress                                          6,244               -
                                                            -------------   -------------
 Total property, plant and equipment                           1,252,240               -
 Accumulated depreciation                                        (65,062)              -
                                                            -------------   -------------
 Property, plant and equipment, net                         $  1,187,178    $          -
                                                            =============   =============

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Intangible Assets

     Intangible assets consist of the following (in thousands):

                                Useful Life      December 31, 2004   December 31, 2003
                             ------------------  ------------------  -----------------
Energy contracts                 5-15 years      $         525,125   $              -
Waste contracts                   5 years                   23,600                  -
Financing costs                   7 years                    8,382              8,382
Emissions credits                Indefinite                 43,377                  -
Other intangibles                Indefinite                  3,579                  -
                                                 ------------------  -----------------
                                                           604,063              8,382
Accumulated amortization                                   (68,929)              (561)
                                                 ------------------  -----------------
Intangible assets, net                           $         535,134   $          7,821
                                                 ==================  =================

     The following table details the amount of actual/estimated amortization expense associated with intangible assets included or expected to be included in the Company's statement of operations for each of the years indicated (in thousands):

                               Energy contracts    Waste contracts         Totals
                               ----------------    ----------------    ---------------
Year ended December 31, 2004   $        38,687     $         2,736     $       41,423
                               ----------------    ----------------    ---------------
          (Estimated)
2005                           $        58,306     $         4,256     $       62,562
2006                                    58,306               4,256             62,562
2007                                    58,305               4,256             62,561
2008                                    58,206               4,256             62,462
2009                                    36,907               2,130             39,037
Thereafter                             192,381                   -            192,381
                               ----------------    ----------------    ---------------
Total                          $       462,411     $        19,154     $      481,565
                               ================    ================    ===============


7.   Goodwill

     Goodwill consists of the following (in thousands):

                                                          December 31, 2004     December 31, 2003
                                                         --------------------  --------------------
Beginning balance                                        $                 -   $                 -
Goodwill from the consolidation of Ref-Fuel Holdings                   2,175                     -
                                                         --------------------  --------------------
Ending balance                                           $             2,175   $                 -
                                                         ====================  ====================

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Accounts Payable and Other Current Liabilities

     Accounts payable and other current liabilities consist of the following (in thousands):

                               December 31, 2004   December 31, 2003
                               ------------------  -----------------

Accounts payable               $          25,016   $            556
Incentive plan accruals                    3,569                  -
Compensation liabilities                   8,254                  -
Short-term Duke liability                  2,500                500
The second purchase                        1,307                  -
Other                                      4,333                  -
                               ------------------  -----------------
                               $          44,979   $          1,056
                               ==================  =================



9.   Financing Arrangements

     Long-term debt obligations of the Company consist of the following (in thousands):

                                                   Final      December 31,       December 31,
                                 Interest Rate   Maturity          2004               2003
                                 --------------  ---------   ----------------   ---------------

 Senior Notes                              8.5%      2010           $200,000          $200,000

 Ref-Fuel Holdings debt
 ARC Senior Notes                         6.26%      2015            240,000                 -
  Niagara Series 2001             5.45 - 5.625%      2015            165,010                 -
 Seconn Corporate Credit Bonds
  - 1992 Series A                         6.45%      2022             30,000                 -
 Seconn Corporate Credit Bonds
  - ARC-I Series A and ARC-11
  Series A                                5.50%      2015             13,500
  Hempstead Corporate Credit
   Bonds                                  5.00%      2010             42,670                 -
  Hempstead project debt           4.625%-5.00%      2009            114,543                 -
  Essex project debt              5.248%-7.375%      2020             96,496                 -
  Seconn project debt              5.125%-5.50%      2015             50,602                 -
  Semass Series 2001A              5.50%-5.625%      2016            134,345                 -
  Semass Series 2001B               5.00%-5.50%      2010            104,385                 -
                                                             ----------------   ---------------
     Subtotal                                                        991,551                 -
                                                             ----------------   ---------------

  Other obligations                                                      273                 -
                                                             ----------------   ---------------
 Total debt at par value                                           1,191,824           200,000

  Unamortized debt premium, net                                       54,189                 -
  Current portion                                                    (87,184)                -
                                                             ----------------   ---------------

 Total long-term debt
  obligations                                                     $1,158,829          $200,000
                                                             ================   ===============



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

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On May 9, 2003, ARC LLC completed the sale of $275 million aggregate principal amount of 6.26% Senior Notes due 2015. The proceeds of the financing were used to repay $242.6 million under an outstanding Credit Facility, fund debt service reserve accounts and for general corporate purposes. As part of this refinancing, the Company entered into a three-year amended and restated revolving credit facility (the Amended Credit Facility) for up to $75 million, including $45 million of which could be used for letters of credit. Under the terms of the Amended Credit Facility, the Company is subject to certain financial covenants, as defined, with respect to leverage and adjusted cash flow coverage ratios. As of December 31, 2004 there were no borrowings and $10.2 million of letters of credit outstanding, respectively, under the Amended Credit Facility. Pursuant to the terms of certain guarantee agreements as of December 31, 2004, the Company was contingently obligated to issue $29.0 million in letters of credit in the event that the ratings of the Company's senior debt are reduced to below investment grade. The Amended Credit Facility allows for two one-year extensions at ARC LLC's request.

     ARC LLC-supported debt includes obligations of subsidiary companies for which the Company has issued a guarantee. Other debt obligations mainly consist of indebtedness supported by the facility to which the indebtedness belongs and certain contingent credit support obligations of the Company.

     Certain of the debt agreements held by the Company contain restrictions on cash distributions, new borrowings and require certain defined leverage ratios and adjusted cash flow coverage ratios. Substantially all of the assets and revenues of the facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation, the ARC LLC debt would be repaid prior to the repayment of the Senior Notes. The aggregate amounts of long-term debt mature as follows (in thousands):


2005                                                        $87,184
2006                                                         79,331
2007                                                         90,466
2008                                                         98,472
2009                                                         78,463
Thereafter                                                  757,908
                                                  ------------------
                                                         $1,191,824
                                                  ==================

The fair market value of the Company's indebtedness as of December 31, 2004 and 2003, approximated $1.3 billion and $200 million, respectively. The Company determined fair values based on quoted market values.


10.  Other Long-Term Liabilities

     Other long-term liabilities consist of the following (in thousands):



                                         Amortization
                                        Period (years)  December 31, 2004  December 31, 2003
                                        --------------  -----------------  -----------------

    Waste contracts acquired                9-17                $116,635                 $-
    Operating lease acquired                 14                   42,094                  -
    Duke liability                           16                   22,623             23,026
    Energy contract levelization             12                   24,123                  -
    Landfill liabilities                     13                   10,699                  -
    Deferred revenue                        8-20                   5,112                  -
    Other                                                              -              1,307
    Incentive plan accruals                                        3,333                  -
                                                        -----------------  -----------------
                                                                $224,619            $24,333
                                                        =================  =================

     See Note 16 for amortization of certain other long-term liabilities.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Income Taxes

     The components of the provision for income taxes, for the year ended December 31, 2004 and the period from inception (June 30, 2003) through December 31, 2003 consist of the following (in thousands):

                                                                      From Inception
                                            For the Year Ended      (June 30, 2003) to
                                             December 31, 2004       December 31, 2003
                                           ---------------------    -------------------

Current provision                             $          (2,740)        $            -
Deferred provision                                        9,350                      -
                                           ---------------------    -------------------

Total consolidated income tax provision       $           6,610         $            -
                                           =====================    ===================


     A reconciliation of the statutory federal income tax expense with the Company's actual effective combined federal and state income tax expense for the year ended December 31, 2004 is as follows:



                                                    For the Year Ended
                                                     December 31, 2004
                                                    -------------------

Statutory federal income tax rate                                35.00%
State tax rate, net of federal benefit                            8.11%
Tax attributable to Ref-Fuel Holdings' corporate
     subsidiaries                                                 2.46%
Income prior to the August 31 Transactions not
     subject to entity-level tax                               (19.70)%
                                                    -------------------

Net combined effective federal and state income
     tax rate                                                    25.87%
                                                    ===================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred income tax liability included in the consolidated financial statements as of December 31, 2004 is comprised of the following (in thousands):


                                                              December 31, 2004
                                                              -----------------

The Company's respective share of depreciation, amortization,
 accrued liabilities and other of Ref-Fuel Holdings             $       38,407
Other liabilities                                                      (10,971)
Net operating loss carryforward                                           (392)
                                                              -----------------

Total                                                           $       27,044
                                                              =================

The Company has Federal net operating loss carryforwards of approximately $1.3 million as of December 31, 2004 which expire between 2021 and 2024 and state net operating loss carryforwards of approximately $2.2 million, which have various expiration dates.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Operational and Other Agreements

     The ARC operating facilities operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.

     Hempstead, Essex, Seconn, Semass and Delaware Valley operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements. Duke and Allied Waste Industries, Inc. (Allied) are each obligated to fund one-half of certain cash shortfalls and other liabilities of Essex arising out of operating the project, including certain environmental claims. Essex and ARC LLC entered into agreements with Duke and Allied requiring Essex and ARC LLC to reimburse, indemnify and defend Duke and Allied from any liability in respect to these obligations

     With respect to the Delaware Valley facility, ARC LLC has guaranteed amounts payable by Delaware Valley pursuant to certain agreements. ARC LLC guarantees through 2006 the obligations of Delaware Valley under its service agreement with the Delaware County Solid Waste Authority. In conjunction with the acquisition of the facility, ARC LLC also provides an indemnity to the sellers of the facility from post-acquisition environmental damages as a result of remedial action for releases or threatened releases of hazardous substances at the facility.

Significant Customers

     All of the WTE facilities are contracted to sell power under long-term power contracts with utility companies, the terms of which expire from 2009 to 2021. These contracts require the facilities to deliver, and the utility companies to purchase, substantially all of the power generated by rates defined in the contracts. Total revenues recognized under these energy contracts approximated $108.2 million for the eight months ended December 31, 2004, representing approximately 36% of total net revenues.

Credit Support

     In order to provide ARC LLC with an additional source of funds to meet calls on project support obligations, MSW Energy Holdings and Ref-Fuel Corp. have each entered into the Equity Contribution Agreement pursuant to which they each have agreed to provide up to $50 million in equity capital to ARC LLC. Each of their respective obligations to make equity contributions under the Equity Contribution Agreement is conditioned upon the other making an equal contribution and is limited to each making no more than $50 million of aggregate equity contributions. If either of them is not rated at least BBB by S&P, then such entity is required to provide a letter of credit from a commercial bank that is rated at least A- by S&P to secure its obligations under the Equity Contribution Agreement.



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

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Future Mercury Regulation at the Essex Facility. On December 6, 2004 the New Jersey Department of Environmental Protection (NJDEP) promulgated regulations applicable to the Essex facility that will make mercury emission requirements more stringent. Specifically, the new regulations increase the required removal efficiency to 85% removal on January 3, 2006 and 95% removal on January 3, 2012 versus the current 80% removal, while retaining the alternative limit of 28 micrograms per cubic meter. As a result of the new regulations, there is an increased risk that emission exceedances will occur and therefore an increased probability that additional controls will ultimately be required to prevent such exceedances. ARC believes that the new requirements may at a minimum result in increased operating costs due to increased use of activated carbon in the current control equipment. It is also possible that the regulations will require the installation of additional pollution control equipment such as compact hybrid particulate collector units, a device similar to a baghouse. Management estimates that the cost of the installation of such additional pollution control equipment, if required, would be approximately $38 million. The Essex service agreement provides a mechanism for a pass-through to the Port Authority of New York and New Jesey of the majority of any additional capital and operating capital costs being incurred in connection with these changes in regulation, or the total of any such costs.

     Lower Passaic River Study. In August 2004, USEPA notified American Ref-Fuel Company of Essex County (Essex) that it was potentially liable under CERCLA
Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties (PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA's notice letter states that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Ref-Fuel Holdings' liability for the study or any eventual natural resource damage.

Landfill Agreements

     Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

     Beginning in May 1997, Wankinco provided several notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco appealed in January 2003, and on August 19, 2004, the Appellate Court upheld the Trial Court decision in respect of all decisions related to the alleged lease violations. One ruling unrelated to lease forfeiture or damages for unlawful possession was remanded because the Judge's ruling that Semass had not engaged in "an unfair and deceptive act or practice" applied the law conjunctively rather than disjunctively (as required by the law). The Appellate Court affirmed the Judge's ruling that there was no unfairness, but remanded the question of deception for further findings since the Appellate Court, due to the use of the conjunctive rather than disjunctive, was unable to infer that the Judge did not find a compensable deceptive act. Management believes that the Judge's ruling on remand will clarify this issue in favor of the Company. In addition, Wankinco appealed the Appellate Court's decision on the lease issues to the Supreme Judicial Court of Massachusetts and, on September 30, 2004, the Supreme Judicial Court denied Wankinco's Application for Further Appellate Review. Accordingly, except for the remand discussed above, the favorable decisions received by Semass have become final and nonappealable. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

     Management believes that the ultimate resolution of these matters will not have a material adverse impact on the results of operations, future cash flows or financial position of the Company.

     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Management believes that the $20.0 million fund limit is adequate for this purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of December 31, 2004 the balance in the Fund is approximately $14.0 millionand is included in restricted cash and long-term investments. A corresponding liability of approximately $7.0 million, approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities as of December 31, 2004.

Future Minimum Payments Under Operating Leases

     Delaware Valley leases the Delaware Valley Project pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley (and ARC LLC by virtue of a guaranty) become obligated to pay a contractually specified "stipulated loss" value that declines over time and was approximately $170.1 million as of December 31, 2004. Total net rental expense was $5.5 million for the year ended December 31, 2004.

     The Company also leases office space for its Montvale, New Jersey headquarters pursuant to an operating lease expiring in August 2007. As of December 31, 2004, total minimum net rental payments on these leases are as follows (in thousands):



                 2005                                           $14,566
                 2006                                            13,923
                 2007                                            14,049
                 2008                                            12,710
                 2009                                            28,809
                 Thereafter                                      70,502
                                                         ---------------
                                                               $154,559
                                                         ===============


Capital Expenditures

     As of December 31, 2004, the Company has commitments for capital expenditures of approximately $10.8 million, all of which are expected to be incurred in 2005.

Other Matters

     The Company is involved in various claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material adverse impact on the future results of operations, cash flows or financial position of the Company.

     The Company is required to provide financial assurance to government agencies under applicable environmental and procurement regulations relating to the landfill operations and waste disposal contract. Performance bonds to secure the obligations, of which $23.0 million in surety bonds was outstanding as of December 31, 2004, satisfy these financial requirements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Agreement

     The following table represents the future net minimum payments to be made under the Duke Agreement as of December 31, 2004 (in thousands):

Years ending December 31,
2005                                                        $     2,500
2006                                                              2,500
2007                                                              2,500
2008                                                              2,500
2009                                                              2,500
Thereafter                                                       36,500
                                                            -----------
Total minimum payments                                           49,000
Less: amount representing interest                              (23,877)
                                                            -----------
Present value of net minimum payments                       $    25,123
                                                            ===========

The payments due under the Duke Agreement have been estimated based upon the initial provisions of several underlying agreements of Ref-Fuel Holdings, however, such agreements may be extended at Ref-Fuel Holdings option, which could increase the obligation due under the Duke Agreement.

Equity Contribution Agreement

     At the initial closing, the Company assumed Duke Capital's obligations under the equity contribution agreement related to ARC and provided a $50.0 million letter of credit to ARC. This equity contribution agreement is designed to provide ARC with access to contingent equity should it require additional capital to meet certain calls on its support obligations for the ARC operating facilities. MSW Energy Holdings is responsible for paying customary expenses associated with obtaining this letter of credit. Each of the Company's Members provided back-to-back letters of credit to the Company's letter of credit provider to reimburse such letter of credit provider if the Company's letter of credit is drawn by ARC. If for any reason the equity contribution letter of credit provider is not reimbursed for a letter of credit drawing from the back-to-back letters of credit and corporate guarantees provided by the Members, the Company may be obligated to pay such reimbursement obligations.

14.  Employee Compensation and Benefit Plans

     ARC LLC is the sponsor of the American Ref-Fuel Company Retirement Savings Plan (the Savings Plan), which covers substantially all employees of the Company. The Savings Plan, adopted July 1, 1988, as amended, incorporates a defined contribution account for each employee with deferred savings features permitted under Internal Revenue Code Section 401(k). Employees may make voluntary contributions to one or more of various investment funds through payroll deductions. The Company's matching contribution is defined as 50% of the first five percent of covered compensation contributed by the employee. In addition, the Company makes a basic contribution on an employee's behalf in an amount equal to three percent of an employee's regular earnings which are less than the Social Security Wage Base, plus six percent of an employee's regular earnings in excess of the Social Security Wage Base. Company contributions are directed to the investment funds in the same proportion as the employees have directed their voluntary contributions. Amounts contributed to the Savings Plan were approximately $1.8 million.

Long-Term Incentive Plans

     Ref-Fuel Holdings has granted certain appreciation rights and/or performance awards to its officers and certain key employees that were issued under three separate long-term incentive plans; the Amended and Restated Long-Term Incentive Plan (dated as of August 1998 and terminated October 2003, the Long-Term Compensation Plan (dated as of January 2001 and the Management Incentive Plan (dated as of January 2004). The incentive plans are administered by the compensation committee of the Board of Directors of Ref-Fuel Holdings. Awards under long-term incentive plans are based on the achievement of certain management objectives during each plan year. Awards under the long-term incentive plans mature in equal amounts of 25 percent in the current year and the three subsequent years.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company recognized long-term incentive compensation expense of approximately $2.7 million during the year ended December 31, 2004. The Ref-Fuel Holdings' obligation under the long-term incentive plans is approximately $6.1 million of which approximately $2.7 million is included in other long-term liabilities with the remainder in current liabilities. The Ref-Fuel Holdings paid out approximately $3.4 million under these plans for the year ended December 31, 2004.

Employment Agreements

     Ref-Fuel Holdings has employment agreements with its seven officers. The agreements, which expire December 31, 2006, provides for annual base salaries, subject to annual review by the Board of Directors of Ref-Fuel Holdings. Each officer is also eligible to participate in cash based short-term and long-term bonus and incentive compensation arrangements, retirement plans and other arrangements that are generally provided to senior officers. If an officer's employment is terminated by Ref-Fuel Holdings "without cause" or for "good reason" (each defined in the agreement), such officer is entitled to an amount equal to the sum of two times the annual base salary, two times the average annual bonus for the three preceding years and prorated target cash bonus for the calendar year which includes the date of termination.

Stock Option Plan

On August 11, 2004, the Board of Directors of Holdings Corp., managing member of the Company, adopted the 2004 Stock Option Plan (the SOP), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of Holdings Corp. and other senior management of Ref-Fuel Holdings to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004 Holdings Corp. granted 13,199 options to the executive officers of Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant, uinless a triggering event (as defined in the agreement) has not occurred during the option period.

On January 31, 2005, in conjunction with the Sale, as discussed in Note 17, the Board of Directors and optionees under the SOP adopted an Option Modification Agreement (OMA). Under the terms of the OMA, at the completion of the Sale, the SOP plan will be canceled in exchange for a cash payment. The cash payment is calculated as the value of all outstanding options granted or ungranted but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans.

A summary of the Company's stock options for the year ended December 31, 2004, is as follows:

                                                            Weighted Average
                                            Shares           exercise price
                                        --------------      ----------------

Options outstanding:

Beginning of year                                   -       $             -

Granted                                        13,199              1,189.51

Exercised                                           -                     -

Forfeited or terminated                             -                     -

Purchased by MSW Merger                             -                     -
                                          -----------            ----------

End of year                                   13,199        $      1,189.51

Options exercisable at year-end                    -                      -

Weighted average fair value of options granted
  during the year                                           $        132.30


The fair value of each stock option granted during the year ended December 31, 2004 is an estimate on the date of grant that is calculated using the minimum value option pricing model with the following assumptions:

                                                    Year Ended
                                                     December
                                                     31, 2004
                                                    ----------
Expected life (years)                                    3
Expected dividend                                        -
Risk free interest rate                                3.9%

The Company applies the recognition provisions of Accounting Principles
Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for the SOP. Set forth as follows are the Company's net income presented both as reported and pro forma, as if compensation cost had been determined consistent with the provisions of SFAS No. 123 for the year ended December 31, 2004 (in thousands):

                                                   Year Ended December 31, 2004
                                                --------------------------------
Net income, as reported                                         $  18,947
Add: stock-based compensation expense included in
  reported net income, net of taxes                                     -
Less: stock-based compensation expense included using
  fair value method, net of taxes                                  (1,746)
                                                           ---------------
Pro forma net earnings                                          $  17,201
                                                           ===============

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.


15.  Related Parties

     We are indirectly owned 60% by the DLJMB Funds and 40% by the AIG Highstar Funds. Our entire board has been designated by the DLJMB Funds and the AIG Highstar Funds. The DLJMB Funds are each managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc., an affiliate of Credit Suisse First Boston LLC (CSFB). Credit Suisse First Boston LLC (CSFB LLC) acted as the Company's financial advisor and was the initial purchaser of the Senior Notes. In addition, CSFB LLC committed to underwrite a bridge loan to the Company for the acquisition from Duke Energy in the event that the Company did not close the sale of the Senior Notes. Total fees paid to CSFB LLC for these services were $11.9 million of which $5.9 million is included in acquisition costs (as a component of the purchase price) and $6.0 million is included in deferred financing fees in the accompanying consolidated balance sheet at December 31, 2003.

     CSFB or its affiliates may in the future engage in investment banking and other services with us or our subsidiaries for which CSFB or its affiliates will receive customary fees. We will negotiate the compensation for these services at the time these services are provided. We expect the compensation to be customary in accordance with the type of the transaction and with fees previously paid to CSFB. The AIG Highstar Funds are each managed by AIG Global Investment Corp., an indirect subsidiary of American International Group, Inc. (AIG). Subsidiaries of AIG have issued existing insurance policies to us and to our subsidiaries, including American Ref-Fuel, for which the AIG insurance company subsidiaries receive customary annual premiums. The Insurance Company of Pennsylvania, an AIG subsidiary, has issued surety bonds on behalf of several of American Ref-Fuel affiliates, for which the Insurance Company of Pennsylvania receives customary annual premiums. In addition, insurance company subsidiaries of AIG may in the future provide insurance and surety bonds to us, our subsidiaries or Ref-Fuel Holdings or its subsidiaries. The Company paid approximately $2.5 million for such services for the year ended December 31, 2004.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accounts payable to related party balance at December 31, 2003 consists of reimbursable amounts due to Ref-Fuel Holdings for expenses paid on behalf of the Company. Such amounts were paid in February 2004.


16.      Supplemental Disclosure of Cash Flow Information

     Depreciation and amortization expense included in the Statements of Cash Flows for the year ended December 2004 consist of the following expenses (revenues) (in thousands):


                                                                                                From Inception
                                                                           For the Year Ended  (June 30, 2003) to
        Asset / liability                   Statement of operations         December 31, 2004  December 31, 2003
---------------------------------  ----------------------------------------------------------- ------------------

Property, plant and equipment      Depreciation and amortization (1)       $           45,154  $               -
Energy contracts                   Energy revenues                                     38,687                  -
Long-term waste contracts          Waste disposal and related services                 (5,787)                 -
Lease                              Operating expenses (rent expense)                   (1,099)                 -
Debt                               Interest expense                                    (8,620)               561
Deferred revenue                   Waste disposal and related services and
                                    energy revenues                                       (94)                 -
                                                                           ------------------- ------------------
 Total                                                                     $           68,241  $             561
                                                                           =================== ==================
(1) Includes amortization of  intangible assets

Noncash investing and financing activities:
Cash from the consolidation of Ref-Fuel Holdings at April 30, 2004         $           40,238  $               -
Cash paid for interest                                                                 65,139              3,117
Cash paid for taxes (net of refunds)                                                      460                  -
Current tax benefit contributed to member                                               3,463                  -



17.  Subsequent Event (unaudited)

     DLJ Merchant Banking Partners and AIG Highstar Capital, L.P. announced on February 1, 2005 that they have signed a definitive agreement to sell Holdings Corp. to Danielson Holding Corporation (Danielson).

     Danielson will pay $740 million in cash for the equity of Holdings Corp. and will assume the consolidated net debt of Holdings Corp. Subject to receipt of regulatory approvals and required financing, the transaction is expected to close in the second quarter of 2005.

     In connection with the Sale, costs relating to transaction expenses, severance, employment contracts, the OMA, Long-Term Incentive Plans, housing subsidies, lease termination and other related items are estimated to be between $50 million and $70 million.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

     None.

Item 9A.  Controls and Procedures

MSW Energy Holdings and Subsidiaries

As of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2004.

PART III

Item 10.  Directors and Executive Officers of the Registrant

MSW Energy Holdings

The following table gives the name, age and position of each of our officers and members of the Holdings Corp. Board of Directors, which is deemed to be our Board of Directiors as of December 31, 2004. Each of the directors, other than Mr. Panaccione, is also a director of Ref-Fuel Holdings and American Ref-Fuel.

       Name                        Age    Position
       ------------------------    ---    --------
       Marc C. Baliotti             34    Director
       Daniel H. Clare              33    Director
       Thompson Dean                46    Director
       OhSang Kwon                  36    Director
       Michael J. Miller            46    Director
       Andrew T. Panaccione         43    Director
       John Stokes                  53    Director
       Steven Webster               52    Director
       John T. Miller               58    Chief Executive Officer and Advisory
                                          Director1
       Michael J. Gruppuso          43    Chief Financial Officer, Vice
                                          President and Secretary2

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

     Daniel H. Clare has served as a director of Ref-Fuel Holdings and has also served as one of our directors, and as a director of MSW Energy Holdings and MSW Energy Holdings II since December 2003. He also served as a director of Seabulk International, Inc. He is currently a Vice President of Credit Suisse First Boston LLC in the Merchant Banking Group and a Principal of DLJMBP. Mr. Clare joined CSFB as an Associate in its Private Equity Division in 1999. He previously worked in the investment banking division of Goldman, Sachs & Company and as a consultant at Bain & Company, Inc. Mr. Clare holds an M.B.A. degree from Harvard Business School and is a graduate of Haverford College.

     Thompson Dean has served as a director of Ref-Fuel Holdings since July 2004 and has also served as one of our directors, and as a directory of MSW Energy Holdings and MSW Energy Holdings II since July 2004. He is the Head of Leveraged Corporate Private Equity, Managing Partner and Investment Committee Chairman of DLJ Merchant Banking Partners (DLJMBP). Mr. Dean joined DLJMBP in 1988 and became the Managing Partner in 1995. Following the merger of DLJ and CSFB, he became the Head of Leveraged Corporate Private Equity, responsible for CSFB's worldwide leverage buyout business. Mr. Dean serves as Managing Partner of DLJ Merchant Banking Partners I, L.P., DLJMBP II, DLJMBP III and DLJ Growth Capital Partners, and as Chairman of the respective Investment Committees. Prior to joining DLJ, he was a Vice President in the Special Finance Group (Leveraged Transactions) at Goldman, Sachs and Co. Mr. Dean is the Chairman of the Board of DeCrane Aircraft Holdings, Inc., Jostens Holding Corp., Mueller Holdings (N.A.) Inc. And Nycomed Holdings, is a director of Merrill Corporation and Safilo S.p.A. He is also a director of the Lenox Hill Neighborhood Association, and serves on various committees for The Society of Memorial Sloan Kettering, The Museum of the City of New York, The Boys Club of New York and the University of Virginia.

     Michael J. Gruppuso is our Chief Financial Officer, Vice President and Secretary. He has served as Vice President and Chief Financial Officer of ARC Management Company since March 2002. Mr. Gruppuso joined ARC Management Company in 1991 and served in several financial and managerial positions, most recently Corporate Controller. Mr. Gruppuso also serves as Chief Financial Officer of MSW Energy Holdings and MSW Energy Holdings II. Prior to joining ARC Management Company, Mr. Gruppuso was employed by KTI Energy, Inc. from 1985 to 1991, an owner of WTE projects, where he served as Vice President, Finance. Prior to KTI, he was a Senior Tax Consultant for Ernst & Young from 1983 to 1985. Mr. Gruppuso received a Bachelor of Science in Finance and Accounting from New York University in 1983.

     OhSang Kwon has served as a director of Ref-Fuel Holdings and has also served as a director of MSW Energy Holdings and MSW Energy Holdings II since December 2003. He is currently a director of Credit Suisse First Boston, LLC and a Partner of DLJMBP and a Vice President of DLJMBP prior to that. From May 1997 to February 2000, he was an Associate with DLJ Securities Corporation, and he became a Vice President of DLJ Securities Corporation in February 2000. From October 1996 to May 1997 he was an Associate at Davis, Polk & Wardwell. Prior to that, he was a law clerk for the Hon. William C. Conner in the United States District Court for the Southern District of New York. He is a director of Advanstar Communications, Inc.

     John T. Miller is our Chief Executive Officer. He has served as Chief Executive Officer of ARC Management Company since November 2001. As Chief Executive Officer, Mr. Miller is responsible for the overall management and direction of American Ref-Fuel. Mr. Miller joined American Ref-Fuel in March 1998 as Vice President and Chief Financial Officer. Mr. Miller also serves as President, and Chief Executive Officer of MSW Energy Holdings and MSW Energy Holdings II. Before joining ARC Management Company, Mr. Miller was employed by E-Z Serve Corporation, a gasoline retailer and convenience store operator, where he served as Chief Financial Officer. His duties there included a key role in the company's spin-off as a separate publicly traded company, and the subsequent negotiation of four acquisitions and related financings that added more than $100 million of enterprise value. Prior to his role at E-Z Serve, Mr. Miller was employed by Gotco Ltd. (4 years); Gulf Oil Corporation (11 years) and Ernst & Young (4 years). Mr. Miller attended John Carroll University in Cleveland, Ohio, where he received a Bachelor of Science degree in Business Administration. He attended the U.S. Army Officer Candidate School in Virginia and served as a Commissioned Officer for two years.

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

     John Stokes has served as one of our directors, and as a director of Ref-Fuel Holdings, MSW Energy Holdings and MSW Energy Holdings II since April 30, 2004. He joined AIG Global Investment Corp. in March 2004, and is a Managing Director of AIG Highstar II GP, L.P. Mr. Stokes worked as a consultant to AIG Global Investment Corp. from February 2002 until he became an employee in March 2004. From September 1998 until December 2001, Mr. Stokes was President and Chief Executive Officer of Azurix North American, a fully integrated provider of water and wastewater treatment services to municipal, industrial, and private customers, throughout the United States and Canada. From August 1997 to September 1998, Mr. Stokes was President and Chief Executive Officer of Electric Lite, Inc., a pioneer in the retail-level marketing of electric power. Prior to joining Electric Lite, Inc., Mr. Stokes held various positions with Enron Corp., ESI Energy, Inc. (a subsidiary of FPL Group), and Florida Power & Light Co. He holds a B.S. in Mechanical Engineering from Clemson University and an M.B.A. from the University of Miami.

     Steven Webster has served as a director of Ref-Fuel Holdings since July 2004 and has also served as one of our directors, and as a directory of MSW Energy Holdings and MSW Energy Holdings II since July 2004. He is Chairman of Global Energy Partners, a merchant banking affiliate of CSFB Private Equity that makes investments in energy companies and has served in that capacity since 2000. From 1998 to 1999, Mr. Webster served as Chief Executive Officer and President of R&B Falcon Corporation, and from 1988 to 1997, Mr. Webster served as Chairman and Chief Executive Officer of Falcon Drilling Corporation, both offshore drilling contractors. Mr. Webster is on the board of Directors of Brigham Exploration Company, Carrizo Oil & Gas, Inc., Goodrich Petroleum Corporation, Grey Wolf Inc., Camden Property Trust Crown Resources Corporation, Geokinetics, Inc. and Seabulk International, Inc. Mr. Webster also serves on the Boards of several privately held companies primarily in the energy industry. In addition, Mr. Webster serves as Chairman of Carrizo Oil & Gas Crown Resources and BASIC Energy Services, Inc., a privately held oil and gas service company. Mr. Webster is the founder and an original shareholder in Falcon Drilling Company, Inc., a predecessor to Transocean, Inc., and is a co-founder and original shareholder of Carrizo Oil & Gas, Inc. Mr. Webster holds a B.S.I.M. from Purdue University and an M.B.A. from Harvard Business School. Mr. Webster serves on the Dean's Advisory Board for Purdue.

Audit Committee

     This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; meets with the independent accountants and with appropriate financial personnel regarding corporate financial reporting, accounting procedures and controls, and the scope of independent audits; and evaluates officers' compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. Messrs. Michael Miller, Kwon and Clare are the members of the Audit Committee, and Mr. Miller is its chair. The Board of Directors has determined that Mr. Miller is a financial expert (as defined by the Securities and Exchange Commission).

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

Item 11.  Executive Compensation

     None of our directors or officers, all of whom are employed by Ref-Fuel Holdings, AIGGIC or CSFB Private Equity or their affiliates, are separately compensated by us for their service as directors and officers.

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

     The Company's executive officers are not separately compensated for their services as officers of the Company. They are, however, compensated for their services as officers of Ref-Fuel Holdings. The compensation paid by Ref-Fuel Holdings to its executives is comprised of three elements: base salary, annual cash bonus and long-term incentive compensation.

     Executive Compensation

      The following table sets forth compensation paid to or earned by the Chief Executive Officer and the other four most highly compensated executive officers for services rendered to Ref-Fuel Holdings during 2004:



                                                Annual Compensation
                                                -------------------
   Name and Principal Position                  Salary   Bonus (1)   Other Annual      LTIP
                                                                        Comp (2)    Payouts (3)
------------------------------------------------------------------------------------------------
   John Miller
  Chief Executive Officer                      $377,727    $455,097        $149,773    $225,700
------------------------------------------------------------------------------------------------
   Michael Gruppuso
  VP and Chief Financial Officer               $195,692     $98,342         $71,954     $90,899
------------------------------------------------------------------------------------------------
   Michael DeCastro
  VP, Operations of ARC                        $219,135    $110,123         $32,313     $90,899
------------------------------------------------------------------------------------------------
   Sean Burke
  VP, Organization and Development of ARC      $209,962     $93,225         $70,693     $88,950
------------------------------------------------------------------------------------------------
   Lynn Johnston
  VP, Business Development of ARC              $193,654     $91,868         $28,970     $79,575
------------------------------------------------------------------------------------------------

     (1) - Bonus represents earned in 2004 and paid in February 2005.

     (2) - For Mssrs. Miller, Gruppuso, and Burke, the amounts include $80,580, $42,660 and $47,400, respectively of relocation subsidy payable in conjunction with the relocation of the Ref-Fuel Holdings corporate offices to New Jersey in 2002. The remaining amounts for all of the executive officers include other perquisites and retirement savings plan contributions that did not exceed, in the aggregate for the individual officers, the minimum reportable amount.

     (3) - Represents amounts paid in 2004. Amounts awarded for 2004 appear in the table below. Ref-Fuel Holdings and its subsidiaries have granted certain performance awards to its executive officers and certain key employees that were issued under Long Term Incentive Plans (LTIP). The LTIP is administered by the Compensation Committee of the Board of Directors of Ref-Fuel Holdings. Awards under the LTIP are based on the achievement of certain management objectives during the plan year, and mature in equal amounts of 25% each plan year.

     Long-Term Incentive Plans Awards in 2004

   Name                         Maturity Date (1), (2)      Amount Payable
                                                           Under the Award
--------------------------------------------------------------------------------
   John Miller                           2008                  $250,857
                                         2007                  $250,857
                                         2006                  $250,857
                                         2005                  $250,857
   Michael Gruppuso                      2008                  $102,624
                                         2007                  $102,624
                                         2006                  $102,624
                                         2005                  $102,624
   Michael DeCastro                      2008                  $102,624
                                         2007                  $102,624
                                         2006                  $102,624
                                         2005                  $102,624
   Sean Burke                            2008                   $87,420
                                         2007                   $87,420
                                         2006                   $87,420
                                         2005                   $87,420
   Lynn Johnston                         2008                   $68,416
                                         2007                   $68,416
                                         2006                   $68,416
                                         2005                   $68,416

     (1) LTIP amounts are determined by multiplying the Net Distributable Cash
Flow (as defined in the agreement) for each year by the participants designated percentage.

     (2) LTIP awards vest and are payable in four equal annual installments.


     Employment Agreements.

     The Chief Executive Officer and each of the Named Executive Officers have employment agreements in place with ARC which expire on December 31, 2006. Under the terms of the employment agreements, if an officer's employment is terminated by ARC without Cause, or by the employee for Good Reason (as defined in the employment agreement), ARC is obligated to continue to pay the executive's base salary and average bonus for two years after the date of termination as well as continue to pay unvested amounts due under the LTIP. ARC is also obligated to provide all health and welfare benefits to the executives for the two year severance period.


Item 12.  Security Ownership of Certain Beneficial Owner and Management

MSW Energy Holdings

     The following table sets forth information with respect to the beneficial ownership of our membership interests as of March 1, 2005 by:

     o each person known to own beneficially more than 5% of our membership interests;

     o    each of our directors and executive officers; and

     o    all of our directors and executive officers as a group.

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

     Our beneficial owner listed has, to our knowledge, sole voting and investment power with respect to all of our membership interests.

                                                                                           Beneficial Ownership of
                                                                                             MSW Energy Holdings
                                                                                          --------------------------
                                                                                          Percentage of Outstanding
Name of Beneficial Owner                                                                    Membership Interests
                                                                                          --------------------------
DLJ Merchant Banking Partners III, L.P. and affiliated funds (1)                                      60%
AIG Highstar Capital II, L.P. and affiliated funds(2)                                                 40%

Directors:
   Marc C. Baliotti(4)                                                                                 --
   Daniel H. Clare(3)                                                                                  --
   Thompson Dean(3)                                                                                    --
   OhSang Kwon(3)                                                                                      --
   Steven A. Webster (3)                                                                               --
   Michael J. Miller(4)                                                                                --
   John M. Stokes (4)                                                                                  --
Officers:
   John T. Miller(5)                                                                                   --
   Michael J. Gruppuso(5)                                                                              --
All executive officers and directors as a group (9 persons)                                            --

(1) DLJ Merchant Banking Partners III, L.P.'s business address is 11 Madison Avenue, New York, New York 10010.

(2) AIG Highstar Capital II, L.P. business address is 599 Lexington Avenue, New York, New York 10022.

(3) Messrs. Clare, Dean, Kwon and Webster are affiliated with DLJ Merchant Banking Partners III, L.P. Membership interests shown for Messrs. Clare, Dean, Kwon and Webster exclude membership interests shown as held by DLJ Merchant Banking Partners, L.P. to which Messrs. Clare, Dean, Kwon and Webster disclaim beneficial ownership. The business address of each of Messrs. Clare, Dean, Kwon and Webster is c/o DLJ Merchant Banking Partners III, L.P., 11 Madison Avenue, New York, New York 10010..

(4) Messrs. Baliotti, M. Miller and Stokes are affiliated with AIG Highstar Capital II, L.P. Membership interests shown for Messrs. Baliotti, M. Miller and Stokes exclude membership interests shown as held by AIG Highstar Capital II, L.P. as to which Messrs. Baliotti, M. Miller and Stokes disclaim beneficial ownership. The business address of each of Messrs. Baliotti, M. Miller and Stokes is c/o AIG Global Investment Corp., 599 Lexintong Avenue, New York, New York 10022..

(5) The business address of Mr. J. Miller and Mr. Gruppuso is c/o American Ref-Fuel LLC, 155 Chestnut Ridge Rd., Montvale, New Jersey 07645.


Item 13.  Certain Relationships and Related Transactions

     We are indirectly owned 60% by the DLJMB Funds and 40% by the AIG Highstar Funds. Our entire board has been designated by the DLJMB Funds and the AIG Highstar Funds.

     The DLJMB Funds are each managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc., an affiliate of Credit Suisse First Boston LLC (CSFB).

     Credit Suisse First Boston LLC (CSFB LLC) acted as the Company's financial advisor and was the initial purchaser of the Senior Notes. In addition, CSFB LLC committed to underwrite a bridge loan to the Company for the acquisition from Duke Energy in the event that the Company did not close the sale of the Senior Notes. Total fees paid to CSFB LLC for these services were $11.9 million of which $5.9 million is included in acquisition cost (as a component of the purchase price) and $6.0 million is included in deferred financing fees in the accompanying consolidated balance sheet at December 31, 2003.

     CSFB or its affiliates may in the future engage in investment banking and other services with us or our subsidiaries for which CSFB or its affiliates will receive customary fees. We will negotiate the compensation for these services at the time these services are provided. We expect the compensation to be customary in accordance with the type of the transaction and with fees previously paid to CSFB.

     The AIG Highstar Funds are each managed by AIG Global Investment Corp., an indirect subsidiary of American International Group, Inc. (AIG). Subsidiaries of AIG have issued existing insurance policies to us and to our subsidiaries, including American Ref-Fuel, for which the AIG insurance company subsidiaries receive customary annual premiums. The Insurance Company of Pennsylvania, an AIG subsidiary, has issued surety bonds on behalf of several of American Ref-Fuel affiliates, for which the Insurance Company of Pennsylvania receives customary annual premiums. In addition, insurance company subsidiaries of AIG may in the future provide insurance and surety bonds to us, our subsidiaries or Ref-Fuel Holdings or its subsidiaries. The Company paid approximately $2.5 million for such services for the year ended December 31, 2004.

     On August 11, 2004, the Board of Directors of Holdings Corp., managing member of the Company, adopted the 2004 Stock Option Plan (the SOP), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of the Holdings Corp. and other senior management of Ref-Fuel Holdings to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004 Holdings Corp. granted 13,199 options to the executive officers of Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant, unless a triggering event (as defined in the agreement) has not occurred during the option period.

     On January 31, 2005, in conjunction with the agreement for Danielson to acquire the Holdings Corp. (the Sale); the Board and optionees adopted an Option Modification Agreement (OMA). Under the terms of the OMA, at the completion of the Sale, the SOP plan will be canceled in exchange for a cash payment. The cash payment is calculated as the value of all outstanding options granted or ungranted but authorized under the terms of the SOP, together with certain amounts due and anticipated under the LTIP.

Item 14.  Principal Accountant Fees and Services

     The following table sets forth the fees billed or expected to be billed by the independent accountants to the Company (in thousands).

                                       December 31,      December 31,
                                           2004              2003

Fees Billed
Audit fees                             $      786        $    761
Audit-related fees                              -           1,224
Tax fees                                       16               -
All other fees                                190               -
                                         --------         -------
Total fees                             $      992        $  1,985
                                         ========         =======

     Audit Fees are those fees for professional services rendered in connection with: the audit of the Company's consolidated financial statements for the fiscal period ended December 31, 2004 and December 31, 2003; the review of the Company's quarterly consolidated financial statements on Form 10-Qs that are customary under auditing standards generally accepted in the United States. Audit-related fees are those associated with the Company's debt offering and Form S-4 filing to register the Senior Notes It is expected that PricewaterhouseCoopers LLP will provide similar nonaudit services during fiscal 2005. The Audit Committee reviewed and approved in advance the audit and nonaudit services rendered by PricewaterhouseCoopers LLP during fiscal 2004 and has considered and concluded that the provision of the nonaudit services is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Part IV


Item 15.  Financial Statement Schedules and Exhibits

     (a) Financial Statement Schedules

         Schedules not listed above have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

     (b) Exhibits

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

     10.8 Ref-Fuel Holdings LLC Management Incentive Plan.**

     10.9 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.**

    10.10 Employment Agreement dated as of August 11, 2004, between American Ref-Fuel Company LLC and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).**

     12   Statement re Computation of Ratio of Earnings to Fixed Charges

    14(a) Code of Ethics of MSW Energy Holdings LLC.*

    14(b) Code of Ethics for MSW Energy Finance Co., Inc.*

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

    31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co.,
          Inc.

    31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance
          Co., Inc.

    32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings LLC.

    32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co., Inc.

      99 Additional Exhibits - Ref-Fuel Holdings LLC and Subsidiaries Consolidated Financial Statements

*    Incorporated by Reference to Registration Statement No. 333-109049.

**   Management contract or compensatory plan or arrangement.

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

                                        MSW ENERGY HOLDINGS LLC

                                        By: /s/ John T. Miller
                                            ---------------------------
                                            John T. Miller
                                            Chief Executive Officer

                                        Date:  March 16, 2005
                                             --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

        Signature                        Title                     Date
-------------------------- ---------------------------------- --------------
    /s/ John T. Miller     Chief Executive Officer (Principal March 16, 2005
    ------------------      Executive Officer)
      John T. Miller
 /s/ Michael J. Gruppuso   Chief Financial Officer (Principal March 16, 2005
  ----------------------    Financial and Accounting Officer)
   Michael J. Gruppuso

   /s/ Marc C. Baliotti    Director                           March 16, 2005
   --------------------
     Marc C. Baliotti

   /s/ Daniel H. Clare     Director                           March 16, 2005
   -------------------
     Daniel H. Clare

    /s/ Thompson Dean      Director                           March 16, 2005
    -----------------
      Thompson Dean

     /s/ OhSang Kwon       Director                           March 16, 2005
     ---------------
       OhSang Kwon

  /s/ Michael J. Miller    Director                           March 16, 2005
  ---------------------
    Michael J. Miller

 /s/ Andrew T. Panaccione  Director                           March 16, 2005
 ------------------------
   Andrew T. Panaccione

     /s/ John Stokes       Director                           March 16, 2005
     ---------------
       John Stokes

    /s/ Steven Webster     Director                           March 16, 2005
    -----------------
      Steven Webster

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MSW ENERGY FINANCE CO., INC.

                                   By: /s/ John T. Miller
                                       -------------------------------------
                                       John T. Miller
                                       President and Chief Executive Officer

                                   Date:  March 16, 2005
                                        ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


            Signature                                Title                        Date
---------------------------------     -------------------------------------  --------------

/s/ John T. Miller                    President and Chief Executive          March 16, 2005
---------------------------------     Officer (Principal Executive Officer)
            John T. Miller

/s/ Michael J. Gruppuso               Chief Financial Officer (Principal     March 16, 2005
---------------------------------     Financial and Accounting Officer)
          Michael J. Gruppuso

/s/ Mark W. Romefelt                  Director                               March 16, 2005
---------------------------------
           Mark W. Romefelt


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

     10.9 Ref-Fuel Holdings LLC Management Incentive Plan.**

    10.10 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.**

    10.11 Employment Agreement dated August 11, 2004, between American Ref-Fuel Company and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).**

     12   Statement re Computation of Ratio of Earnings to Fixed Charges.

    14(a) Code of Ethics for MSW Energy Holdings LLC.*

    14(b) Code of Ethics for MSW Energy Finance Co., Inc.*

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

    31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co.,
          Inc.

    31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance
          Co., Inc.

    32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings LLC.

    32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co., Inc.

    99 Additional Exhibits - Ref-Fuel Holdings LLC and Subsidiaries Consolidated Financial Statements

*    Incorporated by Reference to Registration No. 333-109049.

**   Management contract or compensatory plan or arrangement.