Form 10-K/A
period 2004-12-31
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2005-03-30
CIK 1261679, 1261680

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------

 0001261679                 MSW Energy Holdings LLC              Delaware                   14-1873119
 0001261680              MSW Energy Finance Co., Inc.            Delaware                   20-0047886
Commission File Number  (Exact name of each registrant  (State or other jurisdiction     (I.R.S. Employer
                          as specified in its charter)       of incorporation or      Identification Number)
                                                                organization)

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

Part IV

Item 15. Financial Statement Schedules and Exhibits

Explanatory Note -Exhibits 31(a) through 32(b), which were referenced in the exhibits list to the Form 10-K filed on March 17, 2005, were inadvertently omitted from the filing. They are filed herewith.

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

   10.8    Ref-Fuel Holdings LLC Management Incentive Plan.

   10.9 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.

  10.10 Employment Agreement dated as of August 11, 2004, between American Ref-Fuel Company LLC and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).

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

     31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co.,
           Inc.

     31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance
           Co., Inc.

     32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings LLC.

     32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co., Inc.

     99 Additional Exhibits - Ref-Fuel Holdings and Subsidiaries Consolidated Financial Statements

*    Incorporated by Reference to Registration Statement No. 333-109049.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MSW ENERGY HOLDINGS LLC

                                                     By: /s/ John T. Miller
                                                         -----------------------
                                                         John T. Miller
                                                         Chief Executive Officer

                                                     Date: March 30, 2005
                                                          ----------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

      Signature                        Title                          Date
------------------------  ----------------------------------    ----------------
                          Chief Executive Officer (Principal     March 30, 2005
/s/ John T. Miller        Executive Officer)
------------------------
    John T. Miller

                          Chief Financial Officer (Principal     March 30, 2005
/s/ Michael J. Gruppuso   Financial and Accounting Officer)
------------------------
    Michael J. Gruppuso

                          Director                               March 30, 2005
/s/ Marc C. Baliotti
------------------------
    Marc C. Baliotti

                          Director                               March 30, 2005
/s/ Daniel H. Clare
------------------------
    Daniel H. Clare

                          Director                               March 30, 2005
/s/ Thompson Dean
------------------------
    Thompson Dean

                          Director                               March 30, 2005
/s/ OhSang Kwon
------------------------
    OhSang Kwon

                          Director                               March 30, 2005
/s/ Michael J. Miller
------------------------
    Michael J. Miller

                          Director                               March 30, 2005
/s/ Andrew T. Panaccione
------------------------
    Andrew T. Panaccione

                          Director                               March 30, 2005
/s/ John Stokes
------------------------
    John Stokes

                          Director                               March 30, 2005
/s/ Steven Webster
------------------------
    Steven Webster

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

                                       MSW ENERGY FINANCE CO., INC.

                                       By: /s/ John T. Miller
                                           -------------------------------------
                                           John T. Miller
                                           President and Chief Executive Officer

                                       Date: March 30, 2005
                                            ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


      Signature                        Title                          Date
------------------------  ----------------------------------    ----------------
                          President and Chief Executive         March 30, 2005
/s/ John T. Miller        Officer (Principal Executive Officer)
------------------------
    John T. Miller

                          Chief Financial Officer (Principal    March 30, 2005
/s/ Michael J. Gruppuso   Financial and Accounting Officer)
------------------------
    Michael J. Gruppuso

                          Director                              March 30, 2005
/s/ Mark W. Romefelt
------------------------
    Mark W. Romefelt

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

   10.9    Ref-Fuel Holdings LLC Management Incentive Plan.

  10.10 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.

  10.11 Employment Agreement dated August 11, 2004, between American Ref-Fuel Company and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).

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

     31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co.,
           Inc.

     31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance
           Co., Inc.

     32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings LLC.

     32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co., Inc.

     99 Additional Exhibits - Ref-Fuel Holdings and Subsidiaries Consolidated Financial Statements

*    Incorporated by Reference to Registration No. 333-109049