Form 10-Q
period 2005-03-31
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2005-05-04
CIK 1261679, 1261680

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        -------------------------------


      0001261679         MSW Energy Holdings LLC       Delaware        14-1873119
      0001261680         MSW Energy Finance Co.,       Delaware        20-0047886
                                  Inc.
Commission File Number     (Exact name of each     (State or other  (I.R.S. Employer
                       registrant as specified in  jurisdiction of   Identification
                              its charter)         incorporation or      Number)
                                                    organization)

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

                                TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION....................................................................3

Item 1. Consolidated Financial Statements........................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................29

Item 4.  Controls and Procedures................................................................31

PART II  OTHER INFORMATION......................................................................32

Item 1.  Legal Proceedings......................................................................32

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.............................33

Item 3.  Defaults Upon Senior Securities........................................................33

Item 4.  Submission of Matters to a Vote of Security Holders....................................33

Item 5.  Other Information......................................................................33

Item 6.  Exhibits...............................................................................34


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

Part I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                  Assets
                                                                         March 31, 2005  December 31, 2004
                                                                         --------------  -----------------
Current assets
   Cash and cash equivalents                                              $   49,243         $   86,310
   Restricted cash and short-term investments                                 46,592             64,703
   Accounts receivable, net of allowance for doubtful accounts of
      $1,317 and $1,491, respectively                                         68,241             72,027
   Prepaid expenses and other current assets                                  15,892             12,426
                                                                          ----------         ----------
Total current assets                                                         179,968            235,466
                                                                          ----------         ----------

Long-term assets
   Property, plant and equipment, net                                      1,185,048          1,187,178
   Intangible assets, net                                                    519,050            535,134
   Goodwill                                                                    2,175              2,175
   Restricted cash and long-term investments                                  92,389             90,972
   Other long-term assets                                                     11,755              4,806
                                                                          ----------         ----------
Total long-term assets                                                     1,810,417          1,820,265
                                                                          ----------         ----------
Total assets                                                              $1,990,385         $2,055,731
                                                                          ==========         ==========

                  Liabilities and Members' Equity

Current liabilities
   Accounts payable and other current liabilities                         $   48,915         $   44,979
   Current portion of long-term debt                                          75,713             87,184
   Accrued interest payable                                                   20,321             16,583
   Income taxes payable                                                         --                   22
                                                                          ----------         ----------
Total current liabilities                                                    144,949            148,768
                                                                          ----------         ----------

Long-term liabilities
   Long-term debt                                                          1,138,093          1,158,829
   Other long-term liabilities                                               219,933            224,619
   Deferred taxes                                                             32,438             27,044
                                                                          ----------         ----------
Total long-term liabilities                                                1,390,464          1,410,492
                                                                          ----------         ----------
Total  liabilities                                                         1,535,413          1,559,260
                                                                          ----------         ----------

Commitments and contingencies (Notes 10 and 11)

Minority interest in consolidated subsidiary                                 349,646            365,123
                                                                          ----------         ----------

Members' equity
     Total members' equity                                                   105,326            131,348
                                                                          ----------         ----------
Total liabilities and members' equity                                     $1,990,385         $2,055,731
                                                                          ==========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Unaudited, in thousands)

                                                                   For the Three       For the Three
                                                                    Months Ended        Months Ended
                                                                       March 31,         March 31,
                                                                        2005               2004
                                                                     ----------          ---------
Revenues
   Waste disposal and related services                                $  64,639          $    --
   Energy                                                                32,388               --
   Other                                                                  3,204               --
                                                                      ---------          ---------
       Total net revenues                                               100,231               --
Expenses
   Operating                                                             52,794               --
   Depreciation and amortization                                         16,736               --
   General and administrative                                            11,030               --
   Loss on asset retirements                                              1,386               --
                                                                      ---------          ---------
       Operating income                                                  18,285               --

Interest income                                                           1,130                 28

Interest expense                                                        (16,913)            (5,055)

Equity in net earnings of unconsolidated affiliate - Ref-Fuel

   Holdings                                                                 --               4,539

Minority interests in net income of subsidiaries                         (4,101)              --

Other income (expense), net                                                 360               (473)
                                                                      ---------          ---------
     Loss before income taxes                                            (1,239)              (961)

Income tax benefit                                                          519               --
                                                                      ---------          ---------
Net loss                                                              $    (720)         $    (961)
                                                                      =========          =========

 The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                            (Unaudited, in thousands)

                                                                   Accumulated Other
                                         Members' Interests      Comprehensive Income           Total
                                         --------------------    ---------------------     ---------------
Balance, January 1, 2004                       $ 160,111              $    --                $ 160,111
   Assumption of tax                             (14,892)                  --                  (14,892)
   liability
   Current tax benefit contributed
     to member                                    (3,463)                  --                   (3,463)
   Distribution to members                       (29,355)                  --                  (29,355)
   Unrealized gain on investments
   from the consolidation of
   Ref-Fuel Holdings                                --                      211                    211
   Comprehensive income                           18,947                   (211)                18,736
                                               ---------              ---------              ---------
Balance, December 31, 2005                       131,348                   --                  131,348
   Distribution to members                       (25,302)                  --                  (25,302)
   Net loss                                         (720)                  --                     (720)
                                               ---------              ---------              ---------
Balance, March 31, 2005
                                               $ 105,326              $    --                $ 105,326
                                               =========              =========              =========



The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Unaudited, in thousands)

                                                                  For the Three         For the Three
                                                                  Months Ended          Months Ended
                                                                 March 31, 2005         March 31, 2004
                                                               --------------------   ------------------
Cash flows from operating activities

  Net (loss)                                                       $   (720)             $   (961)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
     Depreciation and amortization                                   26,124                   293
    Deferred taxes                                                    5,394                  --
    Revenue contract levelization                                       328                  --
    Equity earnings in unconsolidated affiliate - Ref-Fuel
            Holdings                                                   --                  (4,539)
    Interest on loss contract                                           547                   512
    Distributions from unconsolidated affiliate -
         Ref-Fuel Holdings                                             --                  23,904
    Loss on asset retirements                                         1,386                  --
    Minority interest in consolidated subsidiaries                    4,101                  --

  Changes in assets and liabilities:
    Accounts receivable, net                                          3,786                  --
    Prepaid expenses and other current assets                        (3,466)                   38
    Other long-term assets                                           (6,902)                 --
    Accounts payable and current liabilities                          3,936                  (406)
    Accounts payable affiliates                                        --                    (230)
    Taxes payable                                                       (22)                 --
    Accrued interest payable                                          3,738                (4,250)
    Other long-term liabilities                                      (1,915)                 --
                                                                   --------              --------
Net cash provided by operating activities                            36,315                14,361
                                                                   --------              --------
Cash flows from investing activities
    Change in restricted cash and investments, net                   16,694                     1
    Additions of property, plant and equipment                      (17,076)                 --
      Proceeds from sale of assets                                    1,036                  --
                                                                   --------              --------
Net cash provided by investing activities                               654                     1
                                                                   --------              --------

Cash flows from financing activities
    Payment of long-term debt                                       (29,156)                 --
    Distributions paid to members                                   (25,302)              (18,500)
      Distribution paid to holders of minority interest             (19,578)                 --
                                                                   --------              --------
Net cash (used in) financing activities                             (74,036)              (18,500)
                                                                   --------              --------
Net (decrease) in cash and cash equivalents                         (37,067)               (4,138)
Cash and cash equivalents, beginning of period                       86,310                 5,513
                                                                   --------              --------
    Cash and cash equivalents, end of period                       $ 49,243              $  1,375
                                                                   ========              ========


The accompanying notes are an integral part of these consolidated financial statements.

MSW Energy Holdings LLC and Subsidiaries

-------------------------------------------------------------------------------


1.       Organization

MSW Energy Holdings LLC (MSW Energy Holdings and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in March 2003 and its consolidated wholly-owned subsidiaries, MSW Energy Finance Co., Inc. (MSW Finance), a Delaware corporation, and MSW Energy Hudson LLC (MSW Hudson), a Delaware limited liability company, were organized for the purpose of acquiring and holding a 50% interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) from Duke Energy Corporation (Duke). The initial acquisition of Ref-Fuel Holdings (the initial closing) was completed on June 30, 2003. MSW Finance, was organized for the sole purpose of acting as co-issuer with MSW Energy Holdings of $200 million aggregate principal amount of 8 1/2% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance does not conduct operations of its own and has no assets.

At the initial closing, MSW Energy Holdings acquired MSW Hudson, which holds a 49.8% membership interest in Ref-Fuel Holdings. MSW Energy Holdings has agreed to acquire Duke Energy Erie, LLC (Duke Erie), an indirect, wholly-owned subsidiary of Duke, which holds an additional 0.2% membership interest in Ref-Fuel Holdings, within two years and six months after its purchase of MSW Hudson.

As a result of a series of transactions known as the Equalization Transactions, which were consummated on April 30, 2004, several private equity funds (the DLJMB Funds), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), and several investment funds (the Highstar Funds) managed by AIG Global Investment Corp. (AIGGIC) (collectively the Control Group) beneficially owned 60% and 39.99%, respectively, of the equity interests in the Company, and 60% and 40%, respectively, of the equity interests in American Ref-Fuel Holdings Corp. (Holdings Corp., and formerly known as United American Energy Holdings Corp.). Holdings Corp. owned a 0.01% managing member interest in the Company.

The Equalization Transactions also resulted in Holdings Corp. assuming full control of the management and operations of the Company and Ref-Fuel Holdings through its interests in the Company and MSW Energy Holdings II LLC (MSW Energy Holdings II). MSW Energy Holdings II acquired its membership interest in Ref-Fuel Holdings in a separate series of transactions (Merger) completed on December 12, 2003. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004.

On August 31, 2004, Holdings Corp., the indirect parent of MSW Energy Holdings II and managing member of the Company, the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in Holdings Corp. becoming the indirect parent of the Company (the August 31 Transactions).

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

On February 1, 2005, the Control Group announced that they have signed a definitive agreement to sell Holdings Corp. to Danielson Holding Corporation (Danielson) (the Sale). Danielson will pay $740 million in cash for the equity of Holdings Corp. and will assume the consolidated net debt of Holdings Corp. Notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was obtained on March 21, 2005. Federal Energy Regulatory Commission approval was obtained on March 29, 2005 and pending the required financing, the transaction is expected to close in the second quarter of 2005. In connection with the Sale, costs relating to transaction expenses, severance, employment contracts, the Option Modification Agreement (see Note 12), Long-Term Incentive Plans, housing subsidies, lease termination and other related items are estimated to be between $50 million and $70 million.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the period presented. The accounting policies followed during interim periods reported are in conformity with accounting principles generally accepted in the United States of America; however, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that the disclosures included are adequate and provide sufficient information. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for a full year.



2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSW Energy Holdings, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004, is consolidating its results of operations, cash flows and balance sheet. All significant intercompany transactions and accounts have been eliminated. The minority interests reported relates to Duke's 0.2% interest and MSW Energy Holdings II's 50% interest in Ref-Fuel Holdings.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current period's presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities at the date of the financial statements; (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (c) reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, estimated useful lives and fair value adjustments of net tangible and intangible assets, liabilities for self-insurance and certain landfill liabilities. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

Deferred financing costs represent certain capitalized costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest rate method.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation", (FAS 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS No. 123" concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans.

Risks and Uncertainties

The Company's operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations and adversely affect the Company's financial condition and prevent it from fulfilling its obligations include but are not limited to, the Company's dependency on the operations of the ARC operating companies and the Company's substantial indebtedness.

Effect of New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (FAS 123(R)). FAS 123(R) revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from our current practice. On April 14, 2005, the SEC announced that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. We are reviewing FAS 123(R), and are currently assessing the impact to our financial statements. In compliance with SEC requirements, we will adopt FAS 123(R) as of January 1, 2006.

3. Equity Investment in Ref-Fuel Holding



Summarized statement of operations information for Ref-Fuel Holdings is as follows (unaudited, in thousands):

                                                    For the Three
                                                    Months Ended
                                                    March 31, 2004
                                                    --------------
Revenues                                              $    102,105
Operating income                                            18,758
Net earnings                                                 8,802
Company's equity in net earnings                             4,539




Pro Forma Information



The following results represent the unaudited pro forma results as if the Equalization Transactions and the August 31 Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition, the Equalization Transactions and the August 31 Transactions actually occurred on January 1, 2004 (unaudited, in thousands):


                                                       Pro Forma
                                                     For the Three
                                                      Months Ended
                                                     March 31, 2004
                                                    ---------------
Revenues
   Waste disposal and related services                  $  65,321
   Energy                                                  31,658
   Other                                                    5,126
                                                        ----------
Total net revenues                                        102,105
                                                        ----------
Expenses
   Operating                                               54,621
   Depreciation and amortization                           17,371
   General and administrative                              11,306
    Loss on asset retirements                                 522
                                                        ----------
Operating income                                           18,285
Interest income                                               768
Interest expense                                          (15,889)
Minority interests in net income of subsidiaries           (4,419)
Other income, net                                             138
                                                        ----------
Net loss before taxes                                      (1,117)
Taxes                                                         458
                                                        ----------
Net loss                                                $    (659)
                                                        ==========

4. Property, Plant and Equipment

Property, plant and equipment consist of the following (unaudited, in thousands):

                                                    Useful Life            March 31, 2005        December 31, 2004
                                                  ---------------       ---------------------    -----------------
Plant and equipment                                  2-50 years            $  1,207,766              $ 1,206,558
Land                                                                              3,813                    3,813
                                                      Up to 17
Leasehold improvements                                  years                     5,575                    5,575
Landfill                                              13 years                   17,768                   17,768
Spare parts                                                                      12,282                   12,282
Construction in progress                                                         13,365                    6,244
                                                                            -----------              -----------
Total property, plant and equipment                                           1,260,569                1,252,240

Accumulated depreciation                                                        (75,521)                 (65,062)
                                                                            -----------              -----------
Property, plant and equipment, net                                          $ 1,185,048              $ 1,187,178
                                                                            ===========              ===========




5. Intangible Assets

Intangible assets consist of the following (unaudited, in thousands):

                                            Useful Life             March 31, 2005    December 31, 2004
                                          -------------------    -----------------    -------------------
Energy contracts                            5-15 years               $ 525,125            $ 525,125
Waste contracts                               5 years                   23,600               23,600
Financing costs                               7 years                    8,382                8,382
Emissions credits                           Indefinite                  43,377               43,377
Other intangibles                           Indefinite                   3,579                3,579
                                                                     ---------            ---------
                                                                       604,063              604,063
Accumulated amortization                                               (85,013)             (68,929)
                                                                     ---------            ---------
Intangible assets, net                                               $ 519,050            $ 535,134
                                                                     =========            =========



6. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (unaudited, in thousands):


                                 March 31, 2005        December 31, 2004
                              ----------------------  -------------------
Accounts payable                      $33,341             $25,016
Incentive plan accruals                 3,975               3,569
Compensation liabilities                4,614               8,254
Short-term Duke liability               2,500               2,500
Other                                   4,485               5,640
                                      -------             -------
                                      $48,915             $44,979
                                      =======             =======


7. Financing Arrangements

Long-term debt obligations of the Company consist of the following (unaudited, in thousands):


                                                                                     March 31, 2005       December 31, 2004
                                                                     Final         -------------------    --------------------
                                              Interest Rate         Maturity
                                              -------------        ----------
 Senior Notes                                      8.5%              2010            $    200,000           $    200,000
                                                                                   -------------------     --------------------
 Ref-Fuel Holdings debt
    ARC Senior Notes                              6.26%              2015                 240,000                240,000
    Niagara Series 2001                       5.45 - 5.625%          2015                 165,010                165,010
   Seconn Corporate Credit Bonds -
      1992 Series A                               6.45%              2022                  30,000                 30,000
   Seconn Corporate Credit Bonds -
      ARC-I Series A and ARC-11 Series A          5.50%              2015                  13,500                 13,500
    Hempstead Corporate Credit Bonds              5.00%              2010                  42,670                 42,670
    Hempstead project debt                     4.625%-5.00%          2009                 114,543                114,543
    Essex project debt                         5.32%-7.48%           2020                  96,496                 96,496
    Seconn project debt                        5.125%-5.50%          2015                  50,602                 50,602
    Semass Series 2001A                        5.50%-5.625%          2016                 134,345                134,345
    Semass Series 2001B                        5.25%-5.50%           2010                  75,250                104,385
                                                                                   -------------------     --------------------
      Subtotal                                                                            962,416                991,551
                                                                                   -------------------     --------------------
    Other obligations                                                                         252                    273
                                                                                   -------------------     --------------------
 Total debt at par value                                                                1,162,668              1,191,824
    Unamortized debt premium, net                                                          51,138                 54,189
    Current portion                                                                       (75,713)               (87,184)
                                                                                   -------------------     --------------------
 Total long-term debt obligations                                                       1,138,093              1,158,829
                                                                                   ===================     ====================


8.       Other Long-Term Liabilities

Other long-term liabilities consist of the following (unaudited, in thousands):


                                                        Amortization
                                                           Period
                                                          (years)            March 31, 2005          December 31, 2004
                                                          -------         ---------------------    --------------------
        Waste contracts acquired                            9-17               $   117,493            $    120,276
        Operating lease acquired                             14                     37,629                  38,453
        Duke liability                                       16                     23,169                  22,623
        Energy contract levelization                         12                     24,451                  24,123
        Landfill liabilities                                 13                     11,305                  10,699
        Deferred revenue                                    8-20                     5,163                   5,112
        Incentive plan accruals                                                        723                   3,333
                                                                          ----------------------    --------------------
                                                                               $   219,933            $    224,619
                                                                          ======================    ====================

See Note 13 for amortization of certain other long-term liabilities.

9. Income Taxes

The components of the provision for income taxes, for the three months ended March 31, 2005 consist of the following (unaudited, in thousands):


                                                                For the Three Months
                                                                       Ended
                                                                   March 31, 2005
                                                              -------------------------
      Current provision                                            $      (5,913)
      Deferred provision                                                   5,394
                                                              -------------------------
      Total consolidated income tax benefit                        $        (519)
                                                              =========================


The Company has federal net operating loss carryforwards of approximately $1.3 million at December 31, 2004 which expire between 2021 and 2024 and state net operating loss carryforwards of approximately $2.2 million, which have various expiration dates.


10. Operational and Other Agreements


The ARC operating facilities operate under various long-term service agreements, the remaining terms of which end on dates ranging between 2009 and 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.

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

With respect to the Delaware Valley facility, ARC LLC has guaranteed amounts payable by Delaware Valley pursuant to certain agreements. ARC LLC guarantees through 2006 the obligations of Delaware Valley under its service agreement with the Delaware County Solid Waste Authority. In conjunction with the acquisition of the facility, ARC LLC also provides an indemnity to the sellers of the facility from post-acquisition service agreement liability and environmental damages as a result of remedial action for releases or threatened releases of hazardous substances at the facility.


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

11. Commitments and Contingencies

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

Lower Passaic River Study. In August 2004, United States Environmental Protection Agency (USEPA) notified Essex that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties (PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA's notice letter states that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex's liability for the study or any eventual natural resource damage.

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

Management believes that the ultimate resolution of these matters will not have a material adverse impact on the results of operations, cash flows or financial position of the Company.

In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement described above, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for this purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During first quarter of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of March 31, 2005 and December 31, 2004, the balance in the Fund is approximately $15.2 million and $14.0 million, respectively, and is included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities.

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


12. Employee Compensation and Benefit Plans

Stock Option Plan


On August 11, 2004, the Board of Directors of Holdings Corp., managing member of the Company, adopted the 2004 Stock Option Plan (the SOP), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of Holdings Corp. and other senior management of Ref-Fuel Holdings to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004 Holdings Corp. granted 13,199 options to the executive officers of Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant. Such ten-year period is automatically extended under certain circumstances.

On January 31, 2005, in conjunction with the Sale, the Board of Directors of Holdings Corp. and optionees under the SOP adopted an Option Modification Agreement (OMA). Under the terms of the OMA, immediately prior to the Sale, the SOP plan will be canceled in exchange for a cash payment. The cash payment is calculated as the value of all outstanding options granted or ungranted but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans.

A summary of Holdings Corp.'s stock options held by senior management for the three months ended March 31, 2005 and the year ended December 31, 2004, is as follows:

                                                                                      Weighted average
                                                                     Shares            exercise price
                                                                 ----------------    -------------------
Options outstanding:
January 1, 2004                                                                -        $             -
                                                                                                      -
Granted                                                                   13,199               1,189.51
Exercised                                                                      -                      -
Forfeited or terminated                                                        -                      -
Purchased by MSW Merger                                                        -                      -
                                                                 ----------------    -------------------
Balance at December 31, 2004 and March 31, 2005                           13,199        $      1,189.51
                                                                 ================    ===================


The weighted average fair value of the options was $133.24 and $132.30 per share at March 31, 2005 and December 31, 2004, respectively. The fair value of the stock options at March 31, 2005 and December 31, 2004 is an estimate on the date of grant that is calculated using the minimum value option pricing model with the following assumptions:


Expected life (years)                                           3
Expected dividend                                               -
Risk-free interest rate                                      3.9%


The Company applies the recognition provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for the stock option plan. Set forth as follows are the Company's net income presented both as reported and pro forma, as if compensation cost had been determined consistent with the provisions of FAS No. 123 for the three months ended March 31, 2005 (unaudited in thousands):



                                                               Three Months Ended
                                                                March 31, 2005
                                                         ------------------------------
Net loss, as reported                                           $      (720)
Add:  stock-based compensation expense included in
    reported net income, net of taxes                                      -
Less:  stock-based compensation expense included using
    fair value method, net of  taxes                                 (1,759)
                                                         ------------------------------
Pro forma net loss                                              $    (2,479)
                                                         ==============================

The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.


13.      Supplemental Disclosure of Cash Flow Information

Depreciation and amortization expense included in the Statements of Cash Flows for the three months ended March 31, 2005 and 2004 consists of the following expenses (revenues) (unaudited, in thousands):

                                                                                                              For the Three
                                                                                For the Three Months       Months Ended March
         Asset / liability                     Statement of operations          Ended March 31, 2005            31, 2004
-----------------------------------    ---------------------------------------- ---------------------- --- --------------------
Property, plant and equipment          Depreciation and amortization (1)            $          16,736             $    -
Energy contracts                       Energy revenues                                         14,765                  -
Long-term waste contracts              Waste disposal and related services                     (1,758)                 -
Lease                                  Operating expenses (rent expense)                         (824)                 -
Debt                                   Interest expense                                        (2,757)               293
Deferred revenue                       Waste disposal and related services and
                                        energy revenues                                           (38)                 -
                                                                                ----------------------     --------------------
 Total                                                                              $          26,124             $  293
                                                                                ======================     ====================
(1) Includes amortization of intangible assets


Noncash investing and financing activities:

Cash paid for interest                                                              $          15,384             $8,500
Cash paid for taxes (net of refunds)                                                               48                  -



14. Subsequent Event

On April 28, 2005, in connection with the Sale, Moody's Investors Service issued a ratings action downgrading approximately $1.1 billion of debt securities issued by the Company and its subsidiaries or associated with the ARC projects. The ratings action may require ARC LLC, pursuant to the term of certain guarantee agreements, to issue letters of credit or provide other support for a maximum of $42.4 million, in connection with these guarantees.

In addition, on April 29, 2005, Standard & Poor's Ratings Service (Standard & Poor's) announced that following the pending acquisition of American Ref-Fuel Holdings Corp. by Covanta Energy Corporation (a subsidiary of Danielson Holding Corporation), the credit rating on the Company's 8.50% Series B Senior Secured Notes due 2010 (the Company Notes) will be lowered to 'BB-', the rating on the 7.375% Series B Senior Secured Notes due 2010 of MSW Energy Holdings II LLC and MSW Energy Finance Co. II, Inc. will remain at 'BB-', and the rating on ARC and the debt related to the ARC projects will be lowered to 'BB+'. The outlook on the ratings will be stable.

As a result of these ratings actions, the Company may be required to offer to buy back the Company Notes upon consummation of the acquisition for a price equal to 101% of the principal amounts of the notes, plus any accrued and unpaid interest, and liquidated damages, if any.

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

Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

The following is a discussion of the financial condition and results of operations for the three months ended March 31, 2005 and 2004. This discussion should be read in connection with our historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004, which includes the historical financial statements of Ref-Fuel Holdings, and the supplemental pro forma information that follows.

On February 1, 2005, affiliates of Credit Suisse First Boston Private Equity, Inc. and affiliates of AIG Global Investment Corp. announced that they have signed a definitive agreement to sell American Ref-Fuel Holdings Corp. (Holdings Corp.), the Company's indirect and direct owner, to Danielson Holding Corporation (Danielson) (the Sale). Danielson will pay $740 million in cash for the equity of Holdings Corp. and will assume the consolidated net debt of Holdings Corp. Notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was obtained on March 21, 2005. Federal Energy Regulatory Commission approval was obtained on March 29, 2005 and pending the required financing, the transaction is expected to close in the second quarter of 2005. In connection with the Sale, costs relating to transaction expenses, severance, employment contracts, the Option Modification Agreement, Long-Term Incentive Plans, housing subsidies, lease termination and other related items are estimated to be between $50 million and $70 million.

The following summarizes the historical financial information for MSW Energy Holdings as of and for the three months ended March 31, 2005 and 2004 (unaudited, in thousands):



                                                              For the                  For the
                                                         Three Months Ended      Three Months Ended
                                                           March 31, 2005          March 31, 2004
                                                         -------------------     --------------------
Statement of Operations Data:
Net revenues                                                $   100,231              $      --
Equity in net earnings of Ref-Fuel Holdings                        --                      4,539
Operating expenses                                              (52,794)                    --
Depreciation and amortization expense                           (16,736)                    --
Administrative and general expense                              (11,030)                    --
(Loss) on asset retirement                                       (1,386)
Interest income                                                   1,130                       28
Interest expense                                                (16,913)                  (5,055)
Minority interest in net income of subsidiaries                  (4,101)
                                                                                            --
Other income (expense), net                                         360                     (473)
Income taxes                                                        519                     --
                                                            -----------              -----------
Net loss                                                    $      (720)             $      (961)
                                                            ===========              ===========

Cash Flow Data:
Cash provided by operating activities                       $    36,315              $    14,361
Cash provided by investing activities                               654                        1
Cash used in financing activities                               (74,036)                 (18,500)


Balance Sheet Data:
Total assets                                                  1,990,385
Total debt                                                    1,213,806
Minority interest in consolidated subsidiaries                  349,646
Total members' equity                                           105,326



Results of Operations

For the Three Months Ended March 31, 2005 as compared to the Three Months Ended March 31, 2004

Net revenues. Net revenues of $100.2 million for the three months ended March 31, 2005 represent Ref-Fuel Holdings three month results. Of that amount, $64.6 million is attributable to waste disposal and related services revenue, $32.4 million is attributable to energy revenue and $3.2 million is attributable to other revenue. There were no revenues during the same period in 2004 as the results from Ref-Fuel Holdings were accounted for under the equity method of accounting.

Equity in earnings of Ref-Fuel Holdings. Prior to the Equalization Transactions, which were consummated on April 30, 2004, we accounted for our investment in Ref-Fuel Holdings under the equity method of accounting. As a result of the Equalization Transactions, we are consolidating these results after April 30, 2004 and therefore no equity in earnings of Ref-Fuel Holdings is shown on our financial statements for the three months ended March 31, 2005.

Operating expenses. Operating expenses of $52.8 million for the three months ended March 31, 2005 represents the consolidated Ref-Fuel Holdings' operational expenses.

Depreciation and amortization expense. Depreciation and amortization expense of $16.7 million for the three months ended March 31, 2005 represents the consolidated Ref-Fuel Holdings' depreciation and amortization expenses.

Administrative and general expense. The administrative and general expense of $11.0 million for the three months ended March 31, 2005 represents the consolidation of Ref-Fuel Holdings' general and administrative expenses, as well as MSW Energy Holdings' incremental expenses.

Interest income. The majority of the interest income of $1.1 million for the three months ended March 31, 2005 represents the consolidated Ref-Fuel Holdings' interest income.

Interest expense. Interest expense of $16.9 million for the three months ended March 31, 2005 represents Ref-Fuel Holdings' interest expense in the amount of $11.8 million, the interest expense attributable to the 2010 Senior Notes of $4.3 million, the accretion of our Duke Liability of $0.5 million and the amortization of the deferred financing fees of $0.3 million.


Cash Flow Activities

After the Equalization Transactions, Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company and MSW Energy Holdings II as of April 30, 2004. As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the three months, and the balance sheet at March 31, 2005. The Company is required to maintain cash and investment balances that are restricted by provisions of its debt, operational or lease agreements. These amounts are held by financial institutions in order to comply with contractual provisions requiring such reserves.


Operating Activities

Our net cash provided by operating activities of $36.3 million for the three months ended March 31, 2005 relates primarily to cash earnings offset by changes in working capital.



Investing Activities

Our net cash provided by investing activities of $0.7 million for the three months ended March 31, 2005 relates to the increase in restricted cash and proceeds from sale of capital assets less capital additions.

Financing Activities

Our net cash used in financing activities of $74.0 million for the three months ended March 31, 2005 relates to distributions paid to members of $25.3 million, payments on long-term debt of $29.2 million and distributions to holders of minority interest of $19.6 million.

Supplemental Pro Forma Information


The following results represent the pro forma results for the three months ended March 31, 2004 as if the Equalization Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Equalization Transactions actually occurred on January 1, 2004 (in thousands):




                                                      Actual Results For the      For the Three
                                                       Three Months Ended         Months Ended
                                                        March 31, 2005            March 31, 2004
REVENUES                                              ----------------------     -----------------
   Waste disposal and related services                       $  64,639              $  65,321
   Energy                                                       32,388                 31,658
   Other                                                         3,204                  5,126
                                                             ---------              ---------
Total net revenues                                             100,231                102,105
                                                             ---------              ---------
EXPENSES
   Operating                                                    52,794                 54,621
   Depreciation and amortization                                16,736                 17,371
   General and administrative                                   11,030                 11,306
    Loss on asset retirements                                    1,386                    522
                                                             ---------              ---------
Operating income                                                18,285                 18,285
Interest income                                                  1,130                    768
Interest expense                                               (16,913)               (15,889)
Minority interests in net income of subsidiaries                (4,101)                (4,419)
Other income, net                                                  360                    138
                                                             ---------              ---------
Net (loss) before taxes                                         (1,239)                (1,117)
Income tax benefit                                                 519                    458
                                                             ---------              ---------
Net loss                                                     $    (720)             $    (659)
                                                             =========              =========


Comparison of the Unaudited Actual and Pro Forma Three Months Ended March 31, 2005 and 2004, respectively

Total Net Revenues. Total actual net revenues were $100.2 million for the three months ended March 31, 2005, a decrease of $1.9 million, or 1.8%, from the same period for the prior year. Decreases in waste revenues of $0.7 million were attributable mainly to a decrease in waste volumes ($2.4 million) resulting from increased planned outages, which was partially offset by an increase in waste pricing ($1.8 million). Energy sales provided for a slight increase of $0.7 million in revenues for the three months ended March 31, 2005, as compared to the prior year. Steam sales continued to be strong and accounted for an increase of $0.2 million in the three months ended March 31, 2005 as compared to the prior period.

Other revenues decreased by $1.9 million in the quarter ended March 2005, as compared to the prior year's three month period as a result of an ash reuse marketing arrangement that expired in the first quarter of 2004. This arrangement accounted for approximately $1.6 million of revenues in the prior year. In addition to the ash arrangement, metals volumes were lower while pricing remained high which accounted for an additional decrease of approximately $0.3 million in other revenues.

Expenses. Operating expenses were $52.8 million for the three months ended March 31, 2005, a decrease of $1.8 million, or 3% from the prior year period. The most significant factor for this decrease was the ash reuse arrangement that expired during the first quarter of 2004, which accounted for a reduction of $1 million. In addition, there was a difference in the timing of the planned outages between periods.

Depreciation and amortization expense. Depreciation and amortization expense of $16.7 million for the three months ended March 31, 2005 represents a decrease of $0.6 million from the prior year. This decrease resulted from the timing of capital projects placed in service.

General and administrative. General and administrative expenses were $11.0 million for the three months ended March 31, 2005, a decrease of $0.3 million, or 1%, from the prior year's period. The decrease is a result of lower bad debt expenses of approximately $0.4 million, which was partially offset by increased compensation and other expenses.

Interest expense. Interest expense of $16.9 million for the three months ended March 31, 2005 represents an increase of $1 million resulting from lower cash interest offset by higher amortizations of debt premium.

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

Additionally, as required under the indenture agreement, the activity of Ref-Fuel Holdings is separate from MSW Energy Holdings incremental activity in the following calculations (unaudited, in thousands).


                                                                 Twelve Months Ended
                                                                      March 31,
                                                                         2005
                                                                 ---------------------
MSW Energy Holdings other data

Proportionate other data

Proportionate Adjusted EBITDA (1)                                   $   135,175
Proportionate interest expense (2)                                       41,242

Ratio of proportionate Adjusted EBITDA to proportionate
   interest expense (3)                                                     3.3x
                                                                            ====



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

Proportionate Adjusted EBITDA for the last twelve months ended March 31, 2005 is calculated by subtracting the results for the three months ended March 31, 2004 from the twelve months ended December 31, 2004, and then adding the three months ended March 31, 2005, as follows (unaudited, in thousands):

                                                      Year Ended          Three Months       Three Months      Twelve Months
                                                   December 31, 2004    Ended March 31,    Ended March 31,         Ended
                                                         2004                 2004              2005           March 31, 2005
                                                   ------------------  -----------------   ----------------    --------------
Ref-Fuel Holdings:
        Operating income                                $136,076              $ 18,758             $ 18,402             $135,720
        Depreciation and amortization                     67,996                17,371               16,736               67,361
        Loss on retirements                                2,107                   522                1,386                2,971
                                                        --------              --------             --------             --------
     EBITDA                                              206,179                36,651               36,524              206,052
       Fair value adjustment amortization
       and revenue levelization adjustments               71,700                18,789               12,473               65,384
                                                        --------              --------             --------             --------
     Adjusted EBITDA                                    $277,879              $ 55,440             $ 48,997             $271,436
                                                        ========              ========             ========
MSW Energy Holdings ownership percentage                                                                                    49.8%
MSW Energy Holdings Proportionate Adjusted                                                                              --------
   EBITDA                                                                                                               $135,175
                                                                                                                        ========




(2) Proportionate interest expense is defined as 49.8% of the interest expense for Ref-Fuel Holdings plus 100% of our interest expense.

The following table reconciles MSW Energy Holdings Proportionate Interest Expense (unaudited, in thousands):


                                                                                     Twelve Months Ended
                                                                                        March 31, 2005
                                                                                     --------------------

Ref-Fuel Holdings interest expense                                                  $           48,177
   MSW Energy Holdings ownership percentage                                                       49.8%
                                                                                    -----------------------
Ref-Fuel Holdings proportionate interest expense                                                23,992
   MSW Energy Holdings incremental interest expense                                             17,250
                                                                                    -----------------------
MSW Energy Holdings proportionate interest expense                                  $           41,242
                                                                                    =======================


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

Stock-Based Compensation. We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", (FAS 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS No. 123" concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans.


Effect of New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (FAS 123(R)). FAS 123(R) revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from our current practice. On April 14, 2005, the SEC announced that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. We are reviewing FAS 123(R), and are currently assessing the impact to our financial statements. In compliance with the SEC requirements, we will adopt FAS 123(R) as of January 1, 2006.

Contractual Obligations and Commercial Commitments

 The following table sets forth our contractual obligations outstanding as of March 31, 2005 (in thousands):


          Contractual Obligations                                 Less than                                     More
                                                                      1                                         than 5
                                                 Total              Year         1-3 Years     3-5 Years        Years
                                              ------------       -----------    ----------     ---------     ----------
Long-Term Debt Obligations                      $1,213,805          $ 75,713      $169,781      $176,935      $791,376
Unconditional Purchase Obligations                   1,307             1,307            --            --            --
Operating Lease Obligations                        144,732            14,609        27,890        31,463        70,770
Other Long-Term Obligations                         67,837             9,309         5,723         7,500        45,305
                                              -------------      ------------    ----------    ----------    ----------
                                       Total    $1,427,681          $100,938      $203,394      $215,898      $907,451
                                              =============      ============    ==========    ==========    ==========


RISK FACTORS

 Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness. As of March 31, 2005 our total indebtedness was $1,213.8 million, which represented approximately 73% of our total capitalization.

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

The indentures governing our outstanding debt contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

o    incur additional indebtedness;

o    create liens;

o    pay dividends or make other equity distributions;

o    purchase or redeem capital stock;

o    make investments;

o    sell assets or consolidate or merge with or into other companies; and

o    engage in transactions with affiliates.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of some or all of our debt. Moreover, it is possible that in the future the owners of MSW Energy Holdings and MSW Energy Holdings II could determine to merge those companies with each other or into Ref-Fuel Holdings. While such a merger would be required to comply with the terms of the indenture, a result would be an increase in the amount of indebtedness of the successor.

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

If the third parties to those contracts do not perform their obligations, or are excused from performing their obligations because of nonperformance by the ARC operating companies or other parties to the documents, or due to force majeure events or changes in laws or regulations, the ARC operating companies may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. Furthermore, the ability of the ARC operating companies and TransRiver to make distributions to us may be adversely affected, which may adversely affect our financial condition. In addition, the bankruptcy or insolvency of a participant or third party in the ARC operating facilities could result in nonpayment or nonperformance of that party's obligations to the ARC operating companies and could adversely affect their ability to make distributions to us, which would decrease or eliminate the funds available to us.

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



Item 4.  Controls and Procedures

MSW Energy Holdings and Subsidiaries

As of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of MSW Energy Holdings evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 15d-15e of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Holdings' periodic SEC filings and in ensuring that information required to be disclosed in reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Lower Passaic River Study. In August 2004, USEPA notified American Ref-Fuel Company of Essex County (Essex) that it was potentially liable under CERCLA
Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties (PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA's notice letter states that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex' liability for the study or any eventual natural resource damage.

CMW Landfill. Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

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

Management believes that the ultimate resolution of these matters will not have a material adverse impact on the results of operations, cash flows or financial position of the Company.

In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement described above, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for this purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During first quarter of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of March 31, 2005 and December 31, 2004, the balance in the Fund is approximately $15.2 million and $14.0 million, respectively, and is included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities.


Other Matters. The Company is involved in various other claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material adverse impact on the future results of operations, cash flows or financial position of the Company.




Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

     (a) Exhibits

3.1         Certificate of Formation of MSW Energy Holdings LLC.*

3.2 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings LLC, dated as of April 30, 2004, by and among Highstar Renewable Fuels LLC, MSW Acquisition LLC and United American Energy Holdings Corp.*

3.3 Amended and Restated Certificate of Incorporation of MSW Energy Finance Co., Inc.*

3.4         Bylaws of MSW Energy Finance Co., Inc.*

3.5 Certificate of Amendment to the Certificate of Formation of MSW Energy Hudson LLC.*

3.6 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Hudson LLC, dated as of June 30, 2003, by MSW Energy Holdings LLC.*

4.1 Indenture dated June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.*

4.2 Supplemental Indenture dated July 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc., MSW Energy Hudson LLC and Wells Fargo Bank Minnesota, National Association as Trustee.*

4.3         Form of 8 1/2% Senior Secured Note Due 2010 (included in Exhibit
            4.1).*

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

                 MSW ENERGY HOLDINGS LLC

                 By: /s/ John T. Miller
                     -----------------------------------------------------
                     John T. Miller
                     Chief Executive Officer

                 Date:  May 3, 2005
                      ----------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


               Signature                                 Title                       Date
---------------------------------        ---------------------------------      -------------
/s/ John T. Miller                       Chief Executive Officer (Principal     May 3, 2005
---------------------------------        Executive Officer)
    John T. Miller


/s/ Michael J. Gruppuso                  Chief Financial Officer (Principal     May 3, 2005
---------------------------------        Financial and Accounting Officer)
    Michael J. Gruppuso


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MSW ENERGY FINANCE CO., INC.

                       By: /s/ John T. Miller
                           --------------------------------------------------
                           John T. Miller
                           President and Chief Executive Officer

                       Date:  May 3, 2005
                            -------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



               Signature                                 Title                       Date
---------------------------------        ------------------------------------- --------------

/s/ John T. Miller                       President and Chief Executive          May 3, 2005
---------------------------------        Officer (Principal Executive Officer)
    John T. Miller


/s/ Michael J. Gruppuso                  Chief Financial Officer (Principal     May 3, 2005
---------------------------------        Financial and Accounting Officer)
    Michael J. Gruppuso

3.1         Certificate of Formation of MSW Energy Holdings LLC.*

3.2 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings LLC, dated as of April 30, 2004, by and among Highstar Renewable Fuels LLC, MSW Acquisition LLC and United American Energy Holdings Corp.*

3.3 Amended and Restated Certificate of Incorporation of MSW Energy Finance Co., Inc.*

3.4         Bylaws of MSW Energy Finance Co., Inc.*

3.5 Certificate of Amendment to the Certificate of Formation of MSW Energy Hudson LLC.*

3.6 Second Amended and Restated Limited Liability Company Agreement of MSW Energy Hudson LLC, dated as of June 30, 2003, by MSW Energy Holdings LLC.*

4.1 Indenture dated June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.*

4.2 Supplemental Indenture dated July 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co., Inc., MSW Energy Hudson LLC and Wells Fargo Bank Minnesota, National Association as Trustee.*

4.3         Form of 8 1/2% Senior Secured Note Due 2010 (included in Exhibit
            4.1).*

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