Form 10-Q
period 2005-09-30
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2005-11-09
CIK 1261679, 1261680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0001261679	MSW Energy Holdings LLC	Delaware	14-1873119
0001261680	MSW Energy Finance Co., Inc.	Delaware	20-0047886
Commission File Number	(Exact name of each registrant as	(State or other jurisdiction	(I.R.S. Employer
	specified in its charter)	of incorporation or	Identification Number)
organization)
c/o Covanta Holding Corporation
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Part I FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3
Condensed Consolidated Statements of Operations for Three Months Ended September 30, 2005 and 2004 (Unaudited)	4
Condensed Consolidated Statements of Operations for the period from June 25 through September 30, 2005, the period from January 1 through June 24, 2005 and the Nine Months Ended September 30, 2004 (Unaudited)	5
Condensed Consolidated Statements of Members’ Equity for the period from January 1, 2004 to June 24, 2005 (Predecessor) and the period from June 24 to September 30, 2005 (Successor) (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the period from June 25 through September 30, 2005, the period from January 1 through June 24, 2005 and the Nine Months Ended September 30, 2004 (Unaudited)	7
Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4. Controls and Procedures	26
PART II OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 5. Other Information	27
Item 6. Exhibits	28
SIGNATURES	29
Statement Re: Computation of Ratio of Earnings to Fixed Charges
15d-14(a) Certification of Anthony J. Orlando
15d-14(a) Certification of Craig D. Abolt
15d-14(a) Certification of Anthony J. Orlando
15d-14(a) Certification of Craig D. Abolt
Section 1350 Certification of Anthony J. Orlando & Craig D. Abolt
Section 1350 Certification of Anthony J. Orlando & Craig D. Abolt

Part I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$39,917	$86,310
Restricted cash and short-term investments	68,403	64,703
Accounts receivable, net of allowance for doubtful accounts of $2,419 and $1,317, respectively	74,322	72,027
Prepaid expenses and other current assets	14,213	12,426

Total current assets	196,855	235,466

Long-term assets
Property, plant and equipment, net	1,879,580	1,174,896
Intangible assets, net	261,836	535,134
Goodwill	292,810	2,175
Restricted cash and long-term investments	88,179	90,972
Other long-term assets	12,382	17,088

Total long-term assets	2,534,787	1,820,265

Total assets	$2,731,642	$2,055,731

Liabilities and Members’ Equity

Current liabilities
Accounts payable trade	$4,282	$5,050
Accounts payable — related party	793	—
Current portion of intermediate debt	24,345	20,000
Current portion of project debt	65,444	67,184
Accrued interest payable	16,625	16,583
Accrued expenses and other current liabilities	41,452	39,951

Total current liabilities	152,941	148,768

Long-term liabilities
Intermediate debt	415,873	420,000
Project debt	681,417	738,829
Other long-term liabilities	161,899	224,619
Deferred income taxes	146,253	27,044

Total long-term liabilities	1,405,442	1,410,492

Total liabilities	1,558,383	1,559,260

Commitments and contingencies (Note 12)

Minority interests	771,043	365,123

Members’ equity
Total members’ equity	402,216	131,348

Total liabilities and members’ equity	$2,731,642	$2,055,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
Revenues
Waste disposal and related services revenues	$81,719	$81,606
Electricity and steam sales	43,482	43,066

Total operating revenues	125,201	124,672

Expenses
Plant operating expenses	47,028	47,329
Depreciation and amortization	26,802	29,457
Net interest expense on project debt	7,692	7,526
General and administrative	3,704	5,444
(Gain) on asset retirement	(494)	(218)

Operating income	40,469	35,134

Interest income	350	285

Interest expense	(8,514)	(9,143)

Minority interests in net loss (income) of subsidiary	(18,408)	(15,502)

Income (loss) before income taxes	13,897	10,774

Income tax (provision)	(5,963)	(1,427)

Net income	$7,934	$9,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Period	For the Period
	from	from
	June 25	January 1	For the Nine
	through	through	Months Ended
	September 30, 2005	June 24, 2005	September 30, 2004
Revenues
Waste disposal and related services revenues	$87,400	$148,792	$135,408
Electricity and steam sales	46,461	79,660	69,630

Total operating revenues	133,861	228,452	205,038

Expenses
Plant operating expenses	49,797	103,616	80,883
Depreciation and amortization	28,737	57,032	47,957
Net interest expense on project debt	8,150	13,964	12,546
General and administrative	3,962	39,745	9,839
(Gain) loss on asset retirement	(494)	519	618

Operating income	43,709	13,576	53,195

Interest income	388	1,076	440

Interest expense	(9,130)	(17,553)	(22,041)

Equity in net earnings of unconsolidated affiliate — Covanta Ref-Fuel Holdings	—	—	6,545

Minority interests in net income of subsidiary	(19,922)	(3,637)	(23,498)

Income (loss) before income taxes	15,045	(6,538)	14,641

Income tax (provision) benefit	(6,440)	2,761	(1,640)

Net income (loss)	8,605	(3,777)	13,001
Other comprehensive loss	—	—	(211)

Comprehensive income (loss)	$8,605	$(3,777)	$12,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Unaudited, in thousands of dollars)

		Accumulated
		Other
	Members’	Comprehensive
	Equity	Income	Total
Balance, January 1, 2004	$160,111	$—	$160,111
Assumption of tax liability	(14,892)	—	(14,892)
Current tax benefit contributed to member	(3,463)	—	(3,463)
Distribution to members	(29,355)	—	(29,355)
Unrealized gain on investments from the consolidation of Covanta Ref-Fuel Holdings	—	211	211
Comprehensive income	18,947	(211)	18,736

Balance, December 31, 2004	131,348	—	131,348
Distribution to members	(19,395)	—	(19,395)
Current tax benefit contributed to member	(11,346)	—	(11,346)
Net (loss) for the period from January 1, 2005 through June 24, 2005	(3,777)	—	(3,777)

Balance, June 24, 2005 (predecessor)	$96,830	$—	$96,830

Balance, June 24, 2005 (successor)	$393,255	$—	$393,255
Current tax provision contributed by member	4,077	—	4,077
Adjustments to purchase accounting, net of tax	124	—	124
Acquisition of Duke’s interest in Covanta Ref-Fuel Holdings	(21)	—	(21)
Distribution to member	(3,824)	—	(3,824)
Net income for the period from June 25, 2005 through September 30, 2005	8,605	—	8,605

Balance, September 30, 2005	$402,216	$—	$402,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of dollars)

		For the Period
		from January 1
	For the Period from	through	For the Nine
	June 25 through	June 24,	Months Ended
	September 30, 2005	2005	September 30, 2004
Cash flows from operating activities

Net income (loss)	$8,605	$(3,777)	$13,001
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,737	57,032	47,957
Deferred income taxes	2,199	8,380	18,588
Revenue contract levelization	1,007	692	9,002
Amortization of lease liability	748	(1,593)	(275)
Amortization of debt premium and deferred financing costs	(3,020)	(5,287)	(5,318)
Amortization of deferred revenue	(6)	(75)	(16)
Interest on loss contracts	462	1,069	—
(Gain) loss asset retirements	(494)	519	618
Equity earnings in unconsolidated affiliate — Covanta Ref-Fuel Holdings	—	—	(6,545)
Distributions from Covanta Ref-Fuel Holdings	—	—	31,374
Minority interests	19,922	3,637	18,478
Changes in assets and liabilities:
Accounts receivable, net	1,916	(4,211)	(3,277)
Prepaid expenses and other current assets	(274)	(2,732)	1,475
Other long-term assets	(1,186)	(2,944)	292
Accounts payable and current liabilities	(1,323)	(4,198)	(666)
Accounts payable affiliates	758	—	(480)
Income taxes payable	4,077	(11,421)	—
Accrued interest payable	(5,584)	5,626	(6,643)
Other long-term liabilities	405	(1,131)	(12,601)

Net cash provided by operating activities	56,949	39,586	104,964

Cash flows from investing activities
Additions of property, plant and equipment	(1,898)	(25,228)	(8,534)
Acquisition of Duke minority interest	(1,307)	—	—
Proceeds from sale of assets	487	2,651	20
Cash from consolidation of unconsolidated subsidiary (Note 3)	—	—	40,238

Net cash provided by (used in) investing activities	(2,718)	(22,577)	31,724

Cash flows from financing activities
Change in restricted cash and investments, net	7,203	(8,110)	(42,007)
Payment of long-term debt	(23,346)	(29,178)	(5,731)
Distributions paid to members	(3,824)	(19,395)	(19,900)
Distributions paid to holders of minority interests in consolidated subsidiary	(15,883)	(25,100)	—

Net cash (used in) provided by financing activities	(35,850)	(81,783)	(67,638)

Net increase (decrease) in cash and cash equivalents	18,381	(64,774)	69,050
Cash and cash equivalents, beginning of period	21,536	86,310	3,633

Cash and cash equivalents, end of period	$39,917	$21,536	$72,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Organization
     MSW Energy Holdings LLC (MSW Energy Holdings, collectively with its subsidiaries, hereinafter referred to as “the Company”), a Delaware limited liability company formed in March 2003 and its consolidated wholly-owned subsidiaries, MSW Energy Finance Co., Inc. (“MSW Finance”), a Delaware corporation, and MSW Energy Hudson LLC (“MSW Hudson”), a Delaware limited liability company, were organized for the purpose of acquiring and holding a 50% interest in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel Holdings”), formerly known as Ref-Fuel Holdings LLC, from Duke Energy Corporation (“Duke”). The initial acquisition of Covanta Ref-Fuel Holdings (the initial closing) was completed on June 30, 2003. MSW Finance was organized for the sole purpose of acting as co-issuer, with MSW Energy Holdings, of $200 million aggregate principal amount of 8 1/2% senior secured notes due September 1, 2010 (“Senior Notes”). Other than serving as co-issuer, MSW Finance does not conduct operations of its own and has no assets.
     At the initial closing, MSW Energy Holdings acquired MSW Hudson, which holds a 49.8% membership interest in Covanta Ref-Fuel Holdings. MSW Energy Holdings agreed to acquire Duke Energy Erie, LLC (“Duke Erie”), an indirect, wholly-owned subsidiary of Duke, within two years and six months after its purchase of MSW Hudson. Duke Erie holds the remaining 0.2% interest in Covanta Ref-Fuel Holdings, and was purchased on September 30, 2005 by the Company; as of that date MSW Energy Holdings holds a 50% interest in Covanta Ref-Fuel Holdings.
     As a result of a series of transactions known as the Equalization Transactions, which were consummated on April 30, 2004, several private equity funds (the “DLJMB Funds”), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (“CSFB Private Equity”), and several investment funds (the “Highstar Funds”) managed by AIG Global Investment Corp. (“AIGGIC”) (the DLJMB Funds and the Highstar Funds collectively constituted the control group) beneficially owned 60% and 39.99%, respectively, of the equity interests in the Company, and 60% and 40%, respectively, of the equity interests in Covanta ARC Holdings Corp. (“Holdings Corp.”, and formerly known as American Ref-Fuel Holdings Corp.). Holdings Corp. owned a 0.01% managing member interest in the Company.
     The Equalization Transactions also resulted in Holdings Corp. assuming full control of the management and operations of the Company and Covanta Ref-Fuel Holdings through its interests in the Company and MSW Energy Holdings II LLC (“MSW Energy Holdings II”). MSW Energy Holdings II acquired its membership interest in Covanta Ref-Fuel Holdings in a separate series of transactions completed on December 12, 2003. As a result of the Equalization Transactions, the Company has effective control of Covanta Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004 (See Note 5).
     On August 31, 2004, Holdings Corp., the indirect parent of MSW Energy Holdings II and managing member of the Company, the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in Holdings Corp. becoming the direct and indirect parent of the Company (the August 31 Transactions).
     Effective June 24, 2005, Covanta Holding Corporation (“CHC”), formerly Danielson Holding Corporation, a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta”), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of Holdings Corp. (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among CHC, Holdings Corp. and its owners (the “Purchase Agreement”). As a result of the Acquisition, CHC, through Covanta, owns 100% of the voting securities of Holdings Corp.
     Covanta paid $747 million in cash for transaction costs and for the shares of Holdings Corp. and assumed the consolidated net debt of Holdings Corp., which was approximately $1.3 billion as of June 24, 2005. Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting,” the Company’s financial statements reflect the effects of its change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the statements of operations and the statements of cash flows for the period from January 1, 2005 through June 24, 2005 reflect the results of the Company prior to purchase accounting adjustments and the statement of operations and statement of cash flows for the period from June 25 to September 30, 2005, reflect the impact of preliminary purchase accounting adjustments arising from the Acquisition. See Note 3 for further information.

     Covanta ARC LLC (“Covanta ARC”), formerly known as American Ref-Fuel Company LLC, a wholly-owned subsidiary of Covanta Ref-Fuel Holdings, owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, Covanta ARC owns or controls six waste-to-energy facilities located in the northeastern United States (the “Covanta ARC operating facilities”). The subsidiaries of Covanta ARC that operate the Covanta ARC operating facilities (the “Covanta ARC operating companies”) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by those facilities. Covanta ARC operating subsidiaries include: (a) Covanta ARC Company, formerly American Ref-Fuel Company, (“Covanta ARC Management”); (b) TransRiver Marketing Company, L.P. (“TransRiver”); (c) Covanta Hempstead LLC, formerly American Ref-Fuel Company of Hempstead (“Hempstead”); (d) Covanta Essex Company, formerly American Ref-Fuel Company of Essex County (“Essex”); (e) Covanta Southeastern Connecticut Company, formerly American Ref-Fuel Company of Southeastern Connecticut (“Seconn”); (f) Covanta Niagara, L.P., formerly American Ref-Fuel Company of Niagara, L.P. (“Niagara”); (g) Covanta Company of Semass, L.P., formerly known as American Ref-Fuel Company of Semass, L.P. (“Ref-Fuel Semass”); (h) Covanta of Semass, L.P., formerly known as American Ref-Fuel Operations of Semass, L.P. (“Semass Operator”); (i) Covanta Delaware Valley, L.P., formerly known as American Ref-Fuel Company of Delaware Valley, L.P. (“Delaware Valley”) (collectively referred to as the “Covanta ARC Partnerships”).
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of MSW Energy Holdings, its wholly-owned subsidiaries and Covanta Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company’s investment in Covanta Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company had effective control of Covanta Ref-Fuel Holdings and as of April 30, 2004, consolidated its results of operations, cash flows and balance sheet. All significant intercompany transactions and accounts have been eliminated. The minority interests reported relates to Duke’s 0.2% interest, which was acquired by MSW Energy Holdings on September 30, 2005, and MSW Energy Holdings II’s 50% interest in Covanta Ref-Fuel Holdings.
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
     The Company’s investment in Covanta Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include the Company’s share of net earnings in “Equity in net earnings unconsolidated affiliate — Covanta Ref-Fuel Holdings” for the period up to April 30, 2004.
Income Taxes
     As the Company is a limited liability company which is treated as a partnership for federal income tax purposes, it is not subject to Federal and State income taxes; rather its income or loss is included in the income tax returns of its member. The Company is owned 100% directly and indirectly by Holdings Corp., which is a C Corporation for Federal Income tax purposes. The Company has provided Federal and State income taxes in order to reflect what the effect on its income would have been if the taxes had been incurred by the Company directly rather than by its members. Changes in taxes payable have been treated as capital contributions and/or distributions to the Company’s members.
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
Stock-Based Compensation
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS No. 123” concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock-based compensation plans.
Treatment of Pass Through Costs
     Pass through costs are costs for which the Company receives a direct contractually committed reimbursement from the municipality. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of the reimbursements from the municipalities in the Company’s consolidated financial statements. Total pass through expenses for the periods from January 1, 2005 through June 24, 2005; June 25, 2005 though September 30, 2005; July 1, 2005 through September 30, 2005; January 1, 2004 through September 30, 2004; July 1, 2004 through September 30, 2004, were $2.8 million, $1.7 million, $1.6 million, $2.5 million, and $1.6 million, respectively.
Risks and Uncertainties
     The Company’s operations involve a number of significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations and adversely affect the Company’s financial condition and prevent it from fulfilling its obligations include, but are not limited to, the Company’s dependency on the operations of the Covanta ARC operating companies and the Company’s substantial indebtedness. For additional detail regarding risks attendant to the Company’s operating subsidiaries, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Effect of New Accounting Standard
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from the Company’s current practice. On April 14, 2005, the SEC announced that SFAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the termination of Holdings Corp.’s stock plan, there will be no impact upon adoption of SFAS 123(R) on the Company (See Note 13).
3. Business Combinations
     The Company’s assets have been valued by independent appraisers in order to assist management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired in the Acquisition.
     In recording the Acquisition and in accordance with EITF Topic D-97, “Push-Down Accounting”, the Company recorded incremental fair value of $296.4 million as an addition to members’ equity and applied the respective fair value of the acquisitions in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management, using a preliminary valuation prepared by the independent appraisers.
     The purchase price as of (unaudited, in thousands of dollars):

	June 24, 2005	September 30, 2005
Fair value of assets acquired
Current assets	$180,805	$180,805
Property, plant and equipment	1,901,787	1,901,787
Intangible assets (excluding goodwill)	269,436	269,436
Other assets	111,459	108,870
Goodwill	298,089	292,810

Total Assets Acquired	2,761,576	2,753,708

Fair value of liabilities assumed
Current liabilities	147,996	147,996
Long-term Intermediate debt	426,791	426,791
Long-term Project debt	718,805	706,732
Deferred income taxes	142,042	145,819
Other liabilities	164,756	164,756

Total Liabilities Assumed	1,600,390	1,592,094

Minority interest account	767,931	768,145

Net assets acquired	$393,255	$393,469

     As a result of the Acquisition, the Company recorded a liability relating to the closure of its headquarters of approximately $2.1 million and liabilities for severance and other compensation in the amount of $9.2 million, approximately $0.7 million have been paid relating to these liabilities as of September 30, 2005. As of September 30, 2005, goodwill was $292.8 million which reflected adjustments to the carrying value of project debt by $12.1 million, a fair value adjustment related to a service agreement of $2.5 million, a deferred tax adjustment of $3.8 million and various other liability adjustments of $0.5 million, which also impacted minority interest, as part of management’s ongoing purchase accounting true-up. The net assets of the Company changed as a result of a purchase accounting true-up on the books of company owned by the Company’s indirect parent.
4. Reclassifications of Prior Periods
     In order to conform to Covanta’s statements of operations presentation, the following reclassifications were made to the prior year’s statements of operations (unaudited, in thousands of dollars).

	As Previously
	Reported Three		As Reported Three
	Months Ended		Months Ended
	September 30, 2004	Reclassifications	September 30, 2004
Revenues
Waste disposal and related service revenues	$73,004	$8,602	$81,606
Electricity and steam sales	36,208	6,858	43,066
Other revenues	3,746	(3,746)	—

Total operating revenues	112,958	11,714	124,672
Expenses
Plant operating expenses	44,430	2,899	47,329
Depreciation and amortization	16,820	12,637	29,457
Net interest expense on project debt	—	7,526	7,526
General and administrative	9,269	(3,825)	5,444
Loss on asset retirements	(218)	—	(218)

Operating income	42,657	(7,523)	35,134
Interest income	890	(605)	285
Interest expense	(17,274)	8,131	(9,143)
Minority interests in net income of subsidiary	(15,502)	—	(15,502)
Other income, net	3	(3)	—

Income before income taxes	$10,774	$—	$10,774

	As Previously
	Reported Nine		As Reported Nine
	Months Ended		Months Ended
	September 30, 2004	Reclassifications	September 30, 2004
Revenues
Waste disposal and related service revenues	$122,124	$13,284	$135,408
Electricity and steam sales	58,527	11,103	69,630
Other revenues	5,759	(5,759)	—

Total operating revenues	186,410	18,628	205,038
Expenses
Plant operating expenses	75,139	5,744	80,883
Depreciation and amortization	27,993	19,964	47,957
Net interest expense on project debt	—	12,546	12,546
General and administrative	17,024	(7,185)	9,839
Loss on asset retirements	618	—	618

Operating income	65,636	(12,441)	53,195
Interest income	1,419	(979)	440
Interest expense	(35,566)	13,525	(22,041)
Equity in net earnings of unconsolidated affiliate — Covanta Ref-Fuel Holdings	6,545	—	6,545
Minority interests in net income of subsidiary	(23,498)	—	(23,498)
Other income, net	105	(105)	—

Income before income taxes	$14,641	$—	$14,641

     These reclassifications consisted of the following:
•	The amortization of above and below market contracts were reclassified from waste disposal and related service revenues and electricity and steam sales into depreciation and amortization expense.

•	Other revenues, which primarily consisted of sales of scrap metals, were reclassified from other revenues into waste and service revenues.

•	Interest expense on project debt and interest income on funds restricted for the payment of project debt were reclassified as part of operating income.

•	Certain costs associated with operating facilities and TransRiver were reclassified from general and administrative expenses into plant operating expenses.

•	Reimbursements from certain municipal clients for operating expenses were reclassified from revenues to reductions of operating expenses.

•	Reductions of revenues shared with certain municipal customers for energy produced were reclassified from waste and service revenues to energy revenues.

•	Other minor miscellaneous reclassifications were also made.

5. Equity Investment in Covanta Ref-Fuel Holdings
     Summarized statement of operations information for Covanta Ref-Fuel Holdings, prior to consolidation by the Company following the Equalization Transactions is as follows (unaudited, in thousands of dollars):

For the Four
Months Ended
April 30, 2004
Revenues	$156,623
Operating income	18,000
Net earnings	12,753
Company’s equity in net earnings	6,545
Pro Forma Information
     The following results represent the pro forma results as if the Acquisition, the Equalization Transactions and the August 31 Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition, the Equalization Transactions and the August 31 Transactions actually occurred on January 1, 2004 (unaudited, in thousands of dollars):

	Pro Forma	Pro Forma
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
Revenues
Waste disposal and related services revenues	$236,192	$238,574
Electricity and steam sales	126,121	123,085

Total operating revenues	362,313	361,659

Expenses
Plant operating expenses	156,551	165,194
Depreciation and amortization	80,389	80,808
Net interest expense on project debt	23,587	26,945
General and administrative	14,668	11,747
Loss on asset retirements	25	960

Operating income	87,093	76,005
Interest income	1,464	732
Interest expense	(27,099)	(28,305)

Net income (loss) before taxes	$61,458	$48,432

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (unaudited, in thousands of dollars):

		September 30,	December 31,
	Useful Life	2005	2004
Plant and equipment	2—50 years	$1,873,996	$1,206,558
Land		3,813	3,813
Leasehold improvements	Up to 17 years	5,575	5,575
Landfill	13 years	17,831	17,768
Construction in progress		2,268	6,244

Total property, plant and equipment		1,903,483	1,239,958
Accumulated depreciation		(23,903)	(65,062)

Property, plant and equipment, net		$1,879,580	$1,174,896

7. Intangible Assets and Goodwill
     Intangible assets consisted of the following (unaudited, in thousands of dollars):

	Useful Life	September 30, 2005	December 31, 2004
Waste, electricity and steam contracts	3—11 years	$194,562	$548,725
Financing costs	7 years	—	8,382
Lease asset	24 years	71,845	—
Emissions credits	Indefinite	—	43,377
Other intangibles	Indefinite	3,029	3,579

		269,436	604,063
Accumulated amortization		(7,600)	(68,929)
Intangible assets, net		$261,836	$535,134

     The following table represents the amount of estimated expense associated with the intangible assets expected to be included in the statement of operations for each of the years indicated (unaudited, in thousands of dollars):

	Waste, electricity	Lease
	and steam	Asset
	contracts	Contract	Totals
Estimated
2005 (after September 30, 2005)	$7,026	$748	$7,774
2006	26,979	2,994	29,973
2007	26,979	2,994	29,973
2008	26,969	2,994	29,963
2009	23,423	2,994	26,417
Thereafter	76,372	58,335	134,707

Total	$187,748	$71,059	$258,807

Goodwill
     In connection with the Acquisition, approximately $292.8 million of goodwill was recorded, which represents the total consideration paid in excess of the fair value of net tangible and intangible assets acquired in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” (“SFAS No. 142”).
8. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following (unaudited, in thousands of dollars):

	September 30, 2005	December 31, 2004
Accrued expenses	$21,596	$19,988
Incentive plan accruals	1,688	3,569
Compensation liabilities	9,738	8,254
Short-term Duke liability	2,500	2,500
Other	5,930	5,640

	$41,452	$39,951

9. Financing Arrangements
     Long-term debt obligations of the Company consisted of the following (unaudited, in thousands of dollars):

		Final	September 30,	December 31,
	Interest Rate	Maturity	2005	2004
Company and Intermediate debt
Senior Notes	8.5%	2010	$195,785	$200,000
Covanta ARC Senior Notes	6.26%	2015	234,000	240,000

Intermediate debt			429,785	440,000

Project debt
Niagara Series 2001	5.45%––5.625%	2015	165,010	165,010
Seconn Corporate Credit Bonds — 1992 Series A	6.45%	2022	30,000	30,000
Seconn Corporate Credit Bonds I Series A and II Series A	5.50%	2015	13,500	13,500
Hempstead Corporate Credit Bonds	5.00%	2010	42,670	42,670
Hempstead project debt	4.625%––5.00%	2009	114,543	114,543
Essex project debt	5.32%––7.48%	2020	83,422	96,496
Seconn project debt	5.125%––5.50%	2015	50,602	50,602
Semass Series 2001A	5.50%––5.625%	2016	134,345	134,345
Semass Series 2001B	5.25%––5.50%	2010	75,250	104,385
Other obligations			215	273

Subtotal of Project debt			709,557	751,824

Total debt at par value			1,139,342	1,191,824
Unamortized debt premium, net			47,737	54,189
Current portion			(89,789)	(87,184)

Total long-term debt obligations			$1,097,290	$1,158,829

     As a result of the Acquisition, a Change of Control (as defined in the Indenture entered into in connection with the issuance of the Senior Notes) occurred. The Indenture provides that, upon the occurrence of a Change of Control, the Company shall make an offer (a Change of Control Offer) to each registered holder of the Senior Notes (“Holder”) to repurchase all or any part (equal to $1,000 or an integral multiple of $1,000) of each Holder of the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest on the Senior Notes repurchased, if any, to (but not including) the payment date (the “Purchase Price”).
     Accordingly, on June 24, 2005, the Company made a Change of Control Offer, pursuant to which the Company offered to repurchase, for cash, all or any part of each Holder’s Senior Notes at the Purchase Price, subject to the terms and conditions set forth in the Change of Control Notice and Offer to Purchase, and the accompanying Letter of Transmittal (the “Offer Documents”). Approximately $4.2 million of Senior Notes were tendered on July 26, 2005 as a result of this offer.

10. Other Long-Term Liabilities
     Other long-term liabilities consisted of the following (unaudited, in thousands of dollars):

	Amortization
	Period	September 30,	December 31,
	(years)	2005	2004
Waste contracts acquired	9—17	$118,881	$120,276
Operating lease acquired	14	—	38,453
Duke liability	16	25,074	22,623
Energy contract levelization	12	1,007	24,123
Landfill liabilities	13	11,596	10,699
Deferred revenue	8—20	—	5,112
Other long-term accruals		5,341	3,333

		$161,899	$224,619

11. Income Taxes
     The components of the provision for income taxes consisted of the following (unaudited, in thousands of dollars):

	For the Period	For the Period
	June 25,	January 1,
	through	through	For the Nine
	September 30,	June 24,	Months Ended
	2005	2005	September 30, 2004
Current provision	$4,241	$(11,141)	$503
Deferred provision	2,199	8,380	1,137

Total consolidated income tax provision (benefit)	$6,440	$(2,761)	$1,640

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
     The Company may be identified, along with other entities, as being among potentially responsible parties (“PRPs”) for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, the Company may be exposed to joint and several liabilities for remedial action or damages. The Company’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.

     Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, USEPA notified Essex that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. USEPA alleged that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA’s notice letters stated that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by USEPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’ ultimate liability in the matter, including for natural resource damages. Given the uncertainty, Essex has entered an arrangement with USEPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by USEPA, and for the $10 million cost of the study, by contributing $250,000 to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”).
     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for its intended purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the first six months of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of September 30, 2005 and December 31, 2004, the balance in the Fund was approximately $15.6 million and $14.0 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.
13. Stock Option Plan
     On August 11, 2004, the Board of Directors of Holdings Corp. adopted the 2004 Stock Option Plan (the “SOP”), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of Holdings Corp. (who were also the senior management of Covanta Ref-Fuel Holdings) to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004, Holdings Corp. granted 13,199 options to the executive officers of Covanta Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant. Such ten-year period is automatically extended under certain circumstances.
     On January 31, 2005, in conjunction with the Acquisition, the Board of Directors of Holdings Corp. and optionees under the SOP adopted an Option Modification Agreement (“OMA”). Under the terms of the OMA, immediately prior to the Acquisition, the SOP plan was terminated, and on June 24, 2005, a cash payment representing all outstanding options granted or ungranted, but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans was made in the amount of $30.2 million and was recorded as compensation expense prior to the Acquisition.

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
     Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of MSW Energy Holdings LLC (the “Company”) and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in other securities filings by the Company, and in Item 1 of Covanta Holding Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in other securities filings by Covanta Holding Corporation.
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
Additional Information
     The following discussion addresses the financial condition of the Company as of September 30, 2005, and its results of operations for the three and nine months ended September 30, 2005, compared with the same periods last year. It should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto for the periods ended September 30, 2005 and 2004 also contained in this report. It should also be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004 and Management’s Discussion and Analysis included in the Company’s 2004 Annual Report on Form 10-K and in the quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, to which the reader is directed for additional information.
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
     Prior to the Equalization Transactions described in Note 1 to the Company’s Unaudited Consolidated Financial Statements, the Company’s investment in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel Holdings”), formerly Ref-Fuel Holdings LLC, was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Covanta

Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.
     Effective June 24, 2005, Covanta Holding Corporation (“CHC”), formerly know as Danielson Holding Corporation, a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation, a Delaware corporation (“Covanta”), acquired all of the issued and outstanding shares of capital stock of Covanta ARC Holdings Corp (“Holdings Corp.”), formerly American Ref-Fuel Holdings Corp., the Company’s direct and indirect owner, (the Acquisition). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among CHC, Holdings Corp. and its owners (the “Purchase Agreement”). As a result of the Acquisition, CHC, through Covanta, as CHC’s permitted designee and assignee under the Purchase Agreement, now owns 100% of the voting securities of Holdings Corp.
     CHC, through Covanta, paid $747 million in cash for transaction costs and for the shares of Holdings Corp. and assumed the consolidated net debt of Holdings Corp., which was approximately $1.3 billion as of June 24, 2005. Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting,” the Company’s financial statements reflect the effects of its change in ownership and CHC’s basis in the net assets and liabilities acquired. As a result, the statement of operations and the statement of cash flows for the period from January 1, 2005 through June 24, 2005 reflect the results of the Company prior to purchase accounting adjustments and the statement of operations and statement of cash flows for the period from June 25, 2005 through September 30, 2005, reflect the impact of purchase accounting adjustments arising from the Acquisition.
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
     The Company has issued its 8.50% Series B Senior Secured Notes due 2010 (“Senior Notes”). In order to pay periodic debt service when due on the Senior Notes, the Company relies on cash distributions from its subsidiaries. Its ability to pay such debt service is dependent upon the ability of its operating subsidiaries to generate cash flow for distributions, and upon the ability of its intermediate subsidiary, Covanta ARC LLC (“Covanta ARC”), formerly American Ref-Fuel Company LLC, to satisfy financial and other covenants applicable to it under its debt arrangements. The Company has historically received sufficient cash distributions to pay periodic debt service on the Senior Notes. For additional detail regarding risks attendant to the businesses of the Company’s operating subsidiaries, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The following discussion of the Company’s financial condition and operating results should be read in conjunction with the consolidated financial statements and related notes appearing in the Quarterly Report on Form 10-Q, and in its Annual Report on Form 10-K for the year ended December 31, 2004, which includes the financial statements of Covanta Ref-Fuel Holdings, and the supplemental information that follows.

Operating Results
     The following summarizes the historical financial information for the Company for the period from June 25, 2005 through September 30, 2005, the period from January 1, 2005 through June 24, 2005, the three months ended September 30, 2005 and the three months and nine months ended September 30, 2004 (unaudited, in thousands of dollars):

			For the Period
	For the three	For the Three	from June 25,	For the Period	For the Nine
	Months Ended	Months Ended	Through	From January 1,	Months Ended
	September 30,	September 30,	September 30,	Through June	September 30,
	2005	2004	2005	24, 2005
					2004
Statement of Operations Data:
Net revenues	$125,201	$124,672	$133,861	$228,452	$205,038
Equity in net earnings of Covanta Ref-Fuel Holdings	—	—	—	—	6,545
Net interest expense on project debt	(7,692)	(7,526)	(8,150)	(13,964)	(12,546)
Plant operating expenses	(47,028)	(47,329)	(49,797)	(103,616)	(80,883)
Depreciation and amortization expense	(26,802)	(29,457)	(28,737)	(57,032)	(47,957)
Administrative and general expense	(3,704)	(5,444)	(3,962)	(39,745)	(9,839)
Interest income	350	285	388	1,076	440
Interest expense	(8,514)	(9,143)	(9,130)	(17,553)	(22,041)
Minority interest in net income of subsidiary	(18,408)	(15,502)	(19,922)	(3,637)	(23,498)
Gain (loss) on asset retirement	494	218	494	(519)	(618)
Income tax (provision) benefit	(5,963)	(1,427)	(6,440)	2,761	(1,640)

Net income (loss)	$7,934	$9,347	$8,605	$(3,777)	$13,001

Cash Flow Data:
Cash provided by operating activities			$56,949	$39,586	$104,964
Cash (used in) provided by investing activities			(2,718)	(22,577)	31,724
Cash (used in) provided by financing activities			(35,850)	(81,783)	(67,638)

Balance Sheet Data:	September 30, 2005	December 31, 2004
Total assets	$2,731,642	$2,055,731
Total debt	1,187,079	1,246,013
Minority interest in consolidated subsidiaries	771,043	365,123
Total members’ equity	402,216	131,348
     The following pro forma supplemental financial data presents certain information relating to the Company, as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. This pro forma supplemental data is presented because the Company believes that it provides a more useful presentation of the Company’s financial condition than does the data included in historical financial statements. Historical financial statements for 2004 include equity earnings for the four months ended April 30, 2004, from the Company’s 49.8% interest in Covanta Ref-Fuel Holdings, and consolidated results thereafter. In addition, and as a result of the Acquisition, the Company’s balance sheet was revalued as of June 24, 2005. These results are presented because the Company believes they may be useful in measuring its ability to meet debt service obligations, but they are not necessarily indicative of actual results and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity.

Supplemental Pro Forma Information
     The following table results represent the pro forma results for the three and nine months ended September 30, 2005 and 2004 as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Acquisition and the Equalization Transactions actually occurred on January 1, 2004 (unaudited, in thousands of dollars):

	Actual	Pro Forma	Pro Forma	Pro Forma
	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
Waste disposal and related services revenues	$81,719	$81,606	$236,192	$238,574
Electricity and steam sales	43,482	43,066	126,121	123,085

Total operating revenues	125,201	124,672	362,313	361,659

Expenses
Plant operating expenses	47,028	48,838	156,551	165,194
Depreciation and amortization	26,802	27,054	80,389	80,808
Net interest expense on project debt	7,692	8,952	23,587	26,945
General and administrative	3,704	2,697	14,668	11,747
Loss on asset retirements	(494)	(218)	25	960

Operating income	40,469	37,349	87,093	76,005
Interest income	350	284	1,464	732
Interest expense	(8,514)	(9,044)	(27,099)	(28,305)

Net income (loss) before minority interest and income taxes	$32,305	$28,589	$61,458	$48,432

     Comparison of Actual Results for the Three Months Ended September 30, 2005 and Unaudited Pro Forma Results for the Three Months Ended September 30, 2004
     Total Operating Revenues. Total actual net revenues were $125.2 million for the three months ended September 30, 2005, an increase of $0.5 million over the prior year pro forma results. Electricity and steam revenues were $43.5 million for the period, an increase of $0.4 million, primarily the result of increased steam sales.
     Waste disposal and related services revenues increased approximately $0.1 million, which was caused by a combination of stronger pricing, increasing revenue approximately $7.7 million, off-set by decreased volumes, causing a decline of approximately $7.2 million.
     Plant Operating Expenses. Plant operating expenses were $47.0 million for the three months ended September 30, 2005, a decrease of $1.8 million as compared to the prior year pro forma period primarily due to reductions in hauling services and related expense.
     Depreciation and Amortization. Depreciation and amortization remained consistent at approximately $27 million for the three months ended September 30, 2005, as compared with the prior year pro forma period.
     Net interest on project debt. Interest on project debt decreased approximately $1.3 million mainly as a result of lower project debt, as compared to the three months ended September 30, 2004.
     General and Administrative. General and administrative expenses increased $1.0 million for the three months ended September 30, 2005 as compared to the prior year. This increase resulted from higher legal and audit fees in 2005 as compared to 2004.
Comparison of the Unaudited Pro Forma Nine Months Ended September 30, 2005 and 2004, respectively
     Total Operating Revenues. Total pro forma net revenues were $362.3 million for the nine months ended September 30, 2005, an increase of $0.7 million over the prior year pro forma results. Electricity and steam revenues were $126.1 million for the period, an increase of $3.0 million. Of this increase, $2.1 million resulted from improved energy pricing in 2005 and $0.5 million resulted from increased electricity sold. This increase in electricity sold during 2005 resulted primarily from a planned turbine generator shut down to conduct scheduled maintenance in May 2004 that did not recur in the nine months ended September 30, 2005. In addition, the steam revenues increased by $0.4 million for the nine months ended September 30, 2005 as compared to the prior period.
     The increase in the electricity and steam sales was offset by a decrease in waste disposal and related services revenues, which decreased in the first nine months of 2005 by $2.3 million from the prior year’s period. The decrease resulted from an ash marketing arrangement which ended in the first quarter of 2004. This ash marketing arrangement generated approximately $1.6 million of revenue in the first nine months of 2004, and no comparable revenues were recorded for the 2005 period. In addition, metals revenues decreased during the first nine months of 2005 by approximately $0.8 million. Waste pricing for the nine months ended September 30, 2005 increased approximately $3.8 million, which was off-set by volume decreases of $3.7 million, causing a net increase of $0.1 million. The decreased volumes resulted from a decrease in hauling services, which created lower capacity at the facilities.
     Plant Operating Expenses. Plant operating expenses were $156.6 million for the pro forma nine months ended September 30, 2005, a decrease of $8.6 million as compared to the prior year period. During 2004, one facility performed a planned major turbine overhaul, which increased operating expenses in 2004, as compared to 2005. The ash marketing arrangement had certain operating expenses associated with it, and as that arrangement was cancelled in 2004, these additional operating expenses were not incurred during the comparable period for 2005. In addition, decreased hauling services resulted in significantly lower hauling expenses, which further reduced operating expenses.
     Depreciation and Amortization. Depreciation and amortization remained consistent at approximately $80.4 million for the pro forma nine months ended September 30, 2005, as compared with the prior year pro forma period.
     Net interest on project debt. Interest on project debt decreased approximately $3.4 million mainly as a result of lower project debt, as compared to the nine months ended September 30, 2004.
     General and Administrative. General and administrative expenses increased $3.0 million for the nine months ended September 30, 2005 as compared to the prior year. This increase resulted from higher legal and audit fees in 2005 as compared to 2004.
Debt Covenant
     The indenture under which our Senior Notes were issued contain certain restrictions which will, among other things, prevent us from incurring additional indebtedness, making restricted payments, making investments, selling assets or merging with other companies, subject to certain exceptions. The Senior Notes are redeemable with the payment of certain stated make whole amounts before September 1, 2007 and, thereafter, at the face amount of the Senior Notes, plus accrued interest. Restricted Payments are not permitted unless certain ratio covenants based on our proportionate ownership of Covanta Ref-Fuel Holdings have been met. At September 30, 2005, the Company is in compliance with all of its debt covenants.
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
     Principles of Consolidation. The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries and Covanta Ref-Fuel Holdings. Prior to the Equalization Transactions, the investment in Covanta Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company had effective control of Covanta Ref-Fuel Holdings and, as of April 30, 2004, have consolidated its results. All significant intercompany transactions and accounts have been eliminated. The minority interests reported relates to Duke’s 0.2% interest, which was purchased by MSW Energy Holdings on September 30, 2005, and MSW Energy Holdings II’s 50% interest in Covanta Ref-Fuel Holdings.
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
     Equity Method Investment. The investment in Covanta Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated statements of operations include the Company’s share of net earnings in “Equity in net earnings of Covanta Ref-Fuel Holdings” for the period up to April 30, 2004.
Effect of New Accounting Standard
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from the Company’s current practice. On April 14, 2005, the SEC announced that SFAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the termination of Holdings Corp.’s stock plan, there will be no impact upon adoption of SFAS 123(R) on the Company (See Note 13).

Contractual Obligations and Commercial Commitments
     The following table sets forth contractual obligations outstanding as of September 30, 2005 (unaudited, dollars in thousands):

					More
		Less than 1			than 5
Contractual Obligations	Total	Year	1—3 Years	3—5 Years	Years
Long-term debt principal obligations — project	$709,557	$42,648	$112,468	$132,557	$421,884
Long-term debt principal obligations — intermediate	429,785	22,400	57,100	234,485	115,800

Total debt principal obligations of the Company	1,139,342	65,048	169,568	367,042	537,684
Less non-recourse debt to MSW Energy Holdings	(943,557)	(65,048)	(169,568)	(171,257)	(537,684)

Total MSW Energy Holdings debt obligations	195,785	—	—	195,785	—

Long-term debt interest obligations — project	253,648	38,863	68,946	54,640	91,199
Long-term debt interest obligations — intermediate	160,143	30,852	56,836	49,797	22,658

Total debt interest obligations of the Company	413,791	69,715	125,782	104,437	113,857
Less non-recourse debt interest to MSW Energy Holdings	(330,583)	(53,073)	(92,499)	(71,154)	(113,857)

Total MSW Energy Holdings debt interest obligations	83,208	16,642	33,283	33,283	—

Duke obligation	46,500	2,500	5,000	7,500	31,500
Operating lease obligations	151,043	14,122	27,694	42,608	66,619
Other long-term obligations	24,784	4,998	8,190	—	11,596
Less non-recourse lease and other obligation	(175,827)	(19,120)	(35,844)	(42,608)	(78,215)

Total MSW Energy Holdings other obligations	46,500	2,500	5,000	7,500	31,500

Total MSW Energy Holdings contractual obligations	$325,493	$19,142	$38,283	$236,568	$31,500

Table does not include premiums for debt in the amount of $47.7 million.
Impact of the Acquisition on the Company
In connection with the Acquisition, Covanta entered into new financing arrangements. The new financing arrangements are recourse to Covanta, CHC and certain of Covanta’s subsidiaries, excluding the Company and its subsidiaries. Covanta’s new financing arrangements contain restrictive covenants that may limit the Company’s ability to engage in certain activities, and which may be more restrictive than those restrictive covenants in existing indebtedness. These restrictions in Covanta’s new financing arrangements, subject to certain exceptions, further limit the Company’s ability to do the following, among other things:
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
     As a result of the Acquisition, the Company experienced reductions in and changes to accounting and finance staff. In addition, following the Acquisition, the Company’s internal controls over financial reporting and its disclosure controls and procedures, are expected to be integrated with those of CHC. The integration process may present challenges because CHC and the Company operate different software systems, and because of such staff reductions and changes. In addition, as of the filing of its Quarterly Report on Form 10-Q for the third quarter of 2005, CHC reported that a previously-reported material weakness in its internal controls over financial reporting had not yet been remediated. CHC’s reported material weakness, the net effect of which CHC reported was immaterial and was corrected prior to issuance of its 2004 Annual Report on Form 10-K, as amended, related principally to errors in certain accounting calculations that are similar to certain purchase accounting calculations that will be required in connection with the Acquisition. CHC’s efforts to remediate the reported material weakness, when coupled with the effort to integrate the controls of the Company, could adversely affect the effectiveness of the Company’s disclosure controls and procedures.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, USEPA notified American Ref-Fuel Company of Essex County (“Essex”) that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties (“PRPs”) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA’s notice letters state that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by USEPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’ ultimate liability in the matter, including for natural resource damages. Given the uncertainty, Essex has entered an arrangement with USEPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by USEPA, and for the $10 million cost of the study, by contributing $250,000 to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (“CMW”). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”). In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement described above, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for its intended purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the first nine months of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of September 30, 2005 and December 31, 2004, the balance in the Fund was approximately $15.6 million and $14.0 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.
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

Date: November 9, 2005

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

Date: November 9, 2005

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