Form 10-K/A
period 2004-12-31
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2006-01-27
CIK 1261679, 1261680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 2


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

                                EXPLANATORY NOTE

     MSW Energy Holding LLC ("MSW") and MSW Energy Finance Co., Inc.("MSW Finance") are filing this Amendment No. 2 to their annual report on Form 10-K for the fiscal year ended December 31, 2004 (this "Amendment No. 2") to file new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 together with the entire filing of such original Annual Report. The current chief executive officer and chief financial officer executing the certifications attached to this Amendment No. 2 were not officers of MSW or MSW Finance at the time of the filing of the original Annual Report or Amendment No. 1 to the Annual Report. The current chief executive officer and chief financial officer became officers of MSW and MSW Finance effective as of June 24, 2005 following the consummation of the acquisition of the parent companies of MSW and MSW Finance by Covanta Holding Corporation. The other items of the Annual Report have not been changed by this Amendment No. 2 other than to incorporate by reference certain exhibits previously filed. The complete text of the items amended is included in this Amendment No. 2 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. As a result, this Amendment amends only Exhibits 31(a), (b), (c) and (d) and Exhibits 32(a) and (b). References to "Annual Report" and "Form 10-K" in this Amendment No. 2 refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 2.

     This Amendment No. 2 continues to speak as of the date of the original Annual Report and neither MSW nor MSW Finance has updated the disclosures contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with MSW's and MSW Finance's other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

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

     10.8 Ref-Fuel Holdings LLC Management Incentive Plan.**+

     10.9 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.**+

    10.10 Employment Agreement dated as of August 11, 2004, between American Ref-Fuel Company LLC and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).*+

     12   Statement re Computation of Ratio of Earnings to Fixed Charges

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

    32(a) Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings LLC.

    32(b) Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co., Inc.

      99 Additional Exhibits - Ref-Fuel Holdings LLC and Subsidiaries Consolidated Financial Statements

*    Incorporated by Reference to Registration Statement No. 333-109049.

** Incorporated by reference to Annual Report on Form 10-K filed on March 17, 2005.

+    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MSW ENERGY HOLDINGS LLC

                                        By: /s/ Anthony J. Orlando
                                            ---------------------------
                                            Anthony J. Orlando
                                            Chief Executive Officer

                                        Date:  January 27, 2006
                                             --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

        Signature                        Title                     Date
-------------------------- ---------------------------------- --------------
 /s/ Anthony J. Orlando    Chief Executive Officer (Principal January 27, 2006
 -----------------------      Executive Officer)
    Anthony J. Orlando        and Director

 /s/ Craig D. Abolt        Chief Financial Officer (Principal January 27, 2006
  ----------------------    Financial and Accounting Officer)
     Craig D. Abolt         and Director

 /s/ Timothy J. Simpson    Director                           January 27, 2006
 ------------------------
     Timothy J. Simpson

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MSW ENERGY FINANCE CO., INC.

                                        By: /s/ Anthony J. Orlando
                                            ---------------------------
                                            Anthony J. Orlando
                                            Chief Executive Officer

                                        Date: January 27, 2006
                                             --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

        Signature                        Title                     Date
-------------------------- ---------------------------------- --------------

 /s/ Anthony J. Orlando    Chief Executive Officer (Principal January 27, 2006
 -----------------------      Executive Officer)
    Anthony J. Orlando        and Director

 /s/ Craig D. Abolt        Chief Financial Officer (Principal January 27, 2006
  ----------------------    Financial and Accounting Officer)
     Craig D. Abolt         and Director

/s/ Timothy J. Simpson     Director                           January 27, 2006
------------------------
    Timothy J. Simpson

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

     10.9 Ref-Fuel Holdings LLC Management Incentive Plan.**+

    10.10 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.**+

    10.11 Employment Agreement dated August 11, 2004, between American Ref-Fuel Company and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).**+

     12   Statement re Computation of Ratio of Earnings to Fixed Charges.

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

    32(a) Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings LLC.

    32(b) Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co., Inc.

    99 Additional Exhibits - Ref-Fuel Holdings LLC and Subsidiaries Consolidated Financial Statements

*    Incorporated by Reference to Registration No. 333-109049.

** Incorporated by reference to Annual Report on Form 10-K filed on March 17, 2005.

+    Management contract or compensatory plan or arrangement.