Form 10-Q
period 2006-03-31
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO INC
filed 2006-05-04
CIK 1261679, 1261680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

0001261679
0001261680
Commission File Number
MSW Energy Holdings LLC
MSW Energy Finance Co., Inc.
(Exact name of each registrant as specified in its charter)

Delaware	14-1873119
Delaware	20-0047886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

MSW Energy Holdings LLC:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
MSW Energy Finance Co., Inc:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MSW Energy Holdings LLC:	Yes ☐ No ☑
MSW Energy Finance Co., Inc:	Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

MSW Energy Holdings LLC:	None, as of the close of business on May 1, 2006
MSW Energy Finance Co., Inc:	100 shares of Common Stock, as of the close of business on May 1, 2006
     MSW Energy Holdings LLC and MSW Energy Finance Co., Inc. meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

Cautionary Note Regarding Forward-Looking Statements
     Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of MSW Energy Holdings LLC and its subsidiaries (the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in other securities filings by the Company, and in Item 1A of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and in other securities filings by Covanta Holding Corporation.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Operating Revenues
Waste and service revenues	$74,501	$72,473
Electricity and steam sales	42,940	40,284

Total operating revenues	117,441	112,757

Operating Expenses
Plant operating expenses	63,842	56,715
Depreciation and amortization expense	30,308	29,738
Net interest expense on project debt	6,887	7,318
General and administrative expenses	6,604	6,273
Loss on asset retirements	—	1,386

Total operating expenses	107,641	101,430

Operating income	9,800	11,327

Other Income (Expense)
Interest income	421	558
Interest expense	(7,690)	(9,023)

Total other expenses	(7,269)	(8,465)

Income before income tax benefit and minority interests	2,531	2,862

Minority interests	(3,608)	(4,101)
Income tax benefit	449	519

Net Loss	$(628)	$(720)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	As of
	March 31, 2006	December 31, 2005
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$31,931	$48,895
Restricted cash and short-term investments	42,447	74,095
Accounts receivable, net of allowance for doubtful accounts of $2,327 and $2,267, respectively	71,955	73,994
Prepaid expenses and other current assets	15,931	16,542

Total current assets	162,264	213,526

Long-term assets
Property, plant and equipment, net	1,913,126	1,928,144
Intangible assets, net	263,115	271,787
Goodwill	255,927	255,927
Restricted cash and long-term investments	124,060	123,483
Other long-term assets	17,005	10,254

Total long-term assets	2,573,233	2,589,595

Total assets	$2,735,497	$2,803,121

Liabilities and Members’ Equity

Current liabilities
Accounts payable trade	$5,975	$3,007
Accounts payable to related party, net	15,455	4,243
Current portion of intermediate debt	32,056	45,997
Current portion of project debt	59,752	59,668
Other current liabilities	55,400	69,470

Total current liabilities	168,638	182,385

Long-term liabilities
Intermediate debt	403,456	404,567
Project debt	678,879	699,056
Deferred income taxes	166,860	165,417
Other long-term liabilities	173,544	176,184

Total long-term liabilities	1,422,739	1,445,224

Total liabilities	1,591,377	1,627,609

Commitments and contingencies (Note 10)

Minority interests	766,820	779,637

Members’ equity
Total members’ equity	377,300	395,875

Total liabilities and members’ equity	$2,735,497	$2,803,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited, in thousands of dollars)

Members’
Equity
Balance, December 31, 2005	$395,875
Distribution to members	(16,096)
Current tax benefit contributed to members	(1,851)
Net loss	(628)

Balance, March 31, 2006	$377,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of dollars)

	For the Three Months	For the Three Months
	Ended March 31, 2006	Ended March 31, 2005
Cash flows from operating activities
Net loss	$(628)	$(720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,308	29,738
Deferred income taxes	1,403	5,394
Revenue contract levelization	1,061	328
Amortization of lease liability	748	(824)
Amortization of debt premium and deferred financing costs	(3,459)	(2,757)
Interest on loss contracts	456	547
Loss asset retirements	—	1,386
Minority interests	3,608	4,101
Amortization of deferred revenue	—	(33)
Changes in assets and liabilities:
Accounts receivable, net	2,039	3,786
Prepaid expenses and other current assets	611	(3,466)
Other long-term assets	(6,751)	(6,902)
Accounts payable and other current liabilities	(5,945)	3,914
Accounts payable to related party, net	11,212	—
Accrued interest payable	(6,968)	3,738
Other long-term liabilities	(1,402)	(1,915)

Net cash provided by operating activities	26,293	36,315

Cash flows from investing activities
Additions of property, plant and equipment	(10,121)	(17,076)
Proceeds from sale of assets	—	1,036

Net cash used in investing activities	(10,121)	(16,040)

Cash flows from financing activities
Change in restricted cash and investments, net	31,071	16,694
Payment of long-term debt	(31,686)	(29,156)
Distributions paid to members	(16,096)	(25,302)
Distributions paid to holders of minority interests in consolidated subsidiary	(16,425)	(19,578)

Net cash used in financing activities	(33,136)	(57,342)

Net decrease in cash and cash equivalents	(16,964)	(37,067)
Cash and cash equivalents, beginning of fiscal year	48,895	86,310

Cash and cash equivalents, end of quarter	$31,931	$49,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Organization and Basis of Presentation
Organization
     MSW Energy Holdings LLC (“MSW Energy Holdings”) (collectively herein with its subsidiaries the “Company”) was formed in March 2003 as a Delaware limited liability company for the purpose of acquiring a 50% indirect membership interest in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel”). At the initial closing on June 30, 2003, MSW Energy Holdings acquired MSW Energy Hudson LLC (“MSW Hudson”), which held a 49.8% membership interest in Covanta Ref-Fuel. MSW Energy Holdings had agreed to acquire Duke Energy Erie LLC (“Erie”), a wholly-owned subsidiary of Duke Energy Corporation (“Duke”), that held an additional 0.2% membership interest in Covanta Ref-Fuel within two years and six months after the purchase of MSW Hudson (the “second closing”). MSW Energy Holdings consummated this transaction and acquired the remaining 0.2% membership interest on September 30, 2005. MSW Energy Holdings currently owns 50% of Covanta Ref-Fuel, which owns 100% of Covanta ARC LLC (“Covanta ARC”). MSW Energy Holdings II LLC (“MSW Energy Holdings II”) holds membership interests directly and indirectly that constitute in the aggregate the other 50% membership interest in Covanta Ref-Fuel.
     Covanta ARC, a wholly-owned subsidiary of Covanta Ref-Fuel, owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, Covanta ARC owns or controls six waste-to-energy facilities located in the northeastern United States (the “ARC operating facilities”). The subsidiaries of Covanta ARC that operate the ARC operating facilities (the “ARC operating companies”) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by the ARC operating facilities. ARC operating subsidiaries include: (a) Covanta ARC Company (“Ref-Fuel Management”); (b) TransRiver Marketing Company, L.P. (“TransRiver”); (c) Covanta Company of Hempstead (“Hempstead”); (d) Covanta Essex Company (“Essex”); (e) Covanta Southeastern Connecticut Company (“Seconn”); (f) Covanta Niagara, L.P. (“Niagara”); (g) Covanta Company of Semass, L.P. (“Ref-Fuel Semass”); (h) Covanta of Semass, L.P. (“Semass Operator”); and (i) Covanta Delaware Valley, L.P. (“Delaware Valley”).
     Effective June 24, 2005, Covanta Holding Corporation (“Covanta”), a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta Energy”), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of Covanta ARC Holdings, Inc. (“Covanta ARC Holdings”) (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Covanta, Covanta ARC Holdings and the stockholders of Covanta ARC Holdings (the “Purchase Agreement”). As a result of the Acquisition, Covanta, through Covanta Energy, owns 100% of the voting securities of Covanta ARC Holdings.
     Covanta Energy paid approximately $747 million, including transaction costs, for the shares of Covanta ARC Holdings and assumed the consolidated net debt of Covanta ARC Holdings, which was approximately $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting” (“EITF D-97”), the Company’s financial statements reflect the effects of its change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the statement of operations and the statement of cash flows for the three months ended March 31, 2005 reflect the results of the Company prior to purchase accounting adjustments (referred to as “predecessor”) and the balance sheet at December 31, 2005 and the statement of operations and statement of cash flows for the three months ended March 31, 2006, reflect the impact of preliminary purchase accounting adjustments arising from the Acquisition (referred to as “successor”).
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In presenting the unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to the current year’s presentation. See Note 4 — Reclassifications of Prior Periods of the Notes to Condensed Consolidated Financial Statements.
Note 2. Significant Accounting Policies and New Accounting Pronouncements
Significant Accounting Policies
  Stock-Based Compensation
     The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS No. 123,” concerning certain transition and disclosure provisions, but applied the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based compensation plans of the Company. During 2005, the Company’s stock plan was cancelled as a result of the Acquisition and there were no stock options or shares of restricted stock outstanding as of December 31, 2005. The employees of the Company are eligible to participate in Covanta’s equity award plans. See Note 11 — Employee Compensation and Benefit Plans of the Notes to Condensed Consolidated Financial Statements.
     The Company has adopted SFAS 123 (revised 2004),“Share-Based Payment” (“SFAS 123R”), as of January 1, 2006 and pro forma disclosures under SFAS 123 are no longer an alternative after such date. Generally, the approach to determining fair value under the SFAS 123 has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will affect the Company’s accounting for stock-based awards in the future.
     The adoption of SFAS 123R did not have a material impact on the Company’s consolidated results of operations upon adoption, but depending on the number and type of stock-based compensation awards that will be granted in the future, this expense may become material.
New Accounting Pronouncements
     The following new pronouncements were issued during the first quarter of 2006. None of these pronouncements have an impact on the Company’s consolidated results of operations and earnings per share.
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123(R)-4”). FSP 123(R)-4 is effective upon initial adoption of SFAS 123R. FSP 123(R)-4 requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, be accounted for similar to a modification from an equity to liability award. The Company does not have any options or similar instruments that allow for cash settlement upon the occurrence of an event.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Business Combinations
     In connection with the Acquisition, the Company’s assets have been valued by independent appraisers in order to assist management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired by Covanta on June 24, 2005.
     In recording the Acquisition and in accordance with EITF D-97, the Company recorded incremental fair value of $296.7 million as an addition to members’ equity and applied the respective fair value of the acquisitions in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”). The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management, using a preliminary valuation prepared by the independent appraisers.
     The purchase price was allocated as follows, as of March 31, 2006 (in thousands of dollars):

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

     As a result of the Acquisition, the Company recorded a liability relating to the closure of its headquarters of approximately $2.1 million and liabilities for severance and other compensation in the amount of $9.0 million, approximately $4.1 million of which has been paid relating to these liabilities as of March 31, 2006.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
  Pro Forma Information
     The following results represent the unaudited pro forma results as if the Acquisition had occurred on January 1, 2005. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Acquisition actually occurred on January 1, 2005 (in thousands of dollars):

Pro Forma
For the Three
Months Ended
March 31, 2005
Operating Revenues
Waste and service revenues	$73,142
Electricity and steam sales	40,284

Total operating revenues	113,426
Operating Expenses
Plant operating expenses	58,422
Depreciation and amortization expense	29,906
Net interest expense on project debt	7,955
General and administrative expenses	5,871
Loss on asset retirements	1,386

Total operating expenses	103,540

Operating income	9,886
Interest income	584
Interest expense	(7,128)

Income before minority interests and income taxes	$3,342

4. Reclassifications of Prior Periods
     In order to conform to Covanta’s statement of operations presentation, the following reclassifications were made to the statement of operations for the three months ended March 31, 2005 (unaudited, in thousands of dollars):

	As Previously		As Reported
	Reported For the		For the
	Three Months Ended		Three Months Ended
	March 31, 2005	Reclassifications	March 31, 2005
Operating Revenues
Waste and service revenues	$64,639	$7,834	$72,473
Electricity and steam sales	32,388	7,896	40,284
Other revenues	3,204	(3,204)	—

Total operating revenues	100,231	12,526	112,757

Operating Expenses
Plant operating expenses	52,794	3,921	56,715
Depreciation and amortization expense	16,736	13,002	29,738
Net interest expense on project debt	—	7,318	7,318
General and administrative expenses	11,030	(4,757)	6,273
Loss on asset retirements	1,386	—	1,386

Total operating expenses	81,946	19,484	101,430

Operating income	18,285	(6,958)	11,327

Interest income	1,130	(572)	558
Interest expense	(16,913)	7,890	(9,023)
Minority interests	(4,101)	—	(4,101)
Other income, net	360	(360)	—

Loss before income taxes	$(1,239)	$—	$(1,239)

     These reclassifications consisted of the following:
•
The amortization of above and below market contracts were reclassified from waste and service revenues ($1.8 million decrease to depreciation and amortization expense) and electricity and steam sales ($14.8 million increase to depreciation and amortization expense) into depreciation and amortization expense.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
•	Other revenues, which primarily consisted of sales of scrap metals, were reclassified from other revenues into waste and service revenues ($3.2 million).

•	Net interest expense on project debt and interest income on funds restricted for the payment of project debt were reclassified as part of operating income (a net $7.3 million).

•	Certain costs associated with operating facilities and TransRiver were reclassified from general and administrative expenses into plant operating expenses ($4.8 million).

•	Reimbursements from certain municipal clients for operating expenses were reclassified from revenues to reductions of plant operating expenses ($1.1 million reduction).

•	Reductions of revenues shared with certain municipal customers for energy produced were reclassified from waste and service revenues to electricity and steam sales ($6.9 million reduction in electricity and steam sales).

•	Other minor miscellaneous reclassifications were also made to conform to Covanta’s presentation.
     In addition to the reclassifications made to the Condensed Consolidated Statement of Operations, the “Change in restricted cash and investments, net” line on the Condensed Consolidated Statement of Cash Flows was reclassified from Investing Activities into Financing Activities, also to conform to Covanta’s presentation.
5. Intangible Assets and Goodwill
     Intangible assets consisted of the following at (in thousands of dollars):

		As of
	Useful Life	March 31, 2006	December 31, 2005
Waste and energy contracts	4 — 11 years	$194,562	$194,562
Lease interest	24 years	71,845	71,845
Landfill	8 years	17,985	17,985
Other intangibles	Indefinite	3,029	3,029

		287,421	287,421
Accumulated amortization		(24,306)	(15,634)

Intangible assets, net		$263,115	$271,787

The following table details the amount of actual and expected amortization expense associated with intangible assets as of March 31, 2006 included, or expected to be included, in the Company’s statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Lease Interest
	Energy	and
	Contracts	Landfill	Totals
Three Months ended March 31, 2006	$6,889	$1,783	$8,672

Remainder of 2006	$20,600	$3,844	$24,444
2007	27,489	5,125	32,614
2008	27,478	5,125	32,603
2009	23,933	5,125	29,058
2010	13,593	5,125	18,718
2011	13,171	5,125	18,296
Thereafter	47,701	56,652	104,353

Total	$173,965	$86,121	$260,086

Goodwill
     In connection with the Acquisition, approximately $255.9 million of goodwill was recorded, which represents the total consideration paid in excess of the fair value of net tangible and intangible assets acquired in accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS 142”).

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Other Current Liabilities
     Other current liabilities consisted of the following (in thousands of dollars):

	As of
	March 31, 2006	December 31, 2005
Accrued interest expense	$15,752	$22,720
Accrued expenses	23,611	22,928
Incentive plan accruals	1,693	3,135
Compensation liabilities	6,388	11,307
Duke liability	2,500	2,500
Other	5,456	6,880

Total other current liabilities	$55,400	$69,470

7. Financing Arrangements
     Long-term debt obligations consisted of the following (in thousands of dollars):

			As of
			March 31,	December 31,
	Interest Rate	Maturity	2006	2005
Company and Intermediate debt
Senior Notes	8.50%	2010	$195,785	$195,785
Covanta ARC Senior Notes	6.26%	2015	220,000	234,000

Subtotal of Company and Intermediate debt			415,785	429,785
Project debt
Project debt related to Service Fee Structure:
Seconn project debt	5.125% — 5.50%	2015	53,705	53,705
Seconn Corporate Credit Bonds — 1992 Series A	6.45%	2022	30,000	30,000
Seconn Corporate Credit Bonds I Series A and II Series A	5.50%	2015	13,500	13,500
Essex project debt	5.248% — 7.375%	2020	83,422	83,422
Tip fee structure related Project debt:
Niagara Series 2001	5.45% — 5.625%	2015	165,010	165,010
Hempstead Corporate Credit Bonds	5.00%	2010	42,670	42,670
Hempstead project debt	4.875% — 5.00%	2009	123,625	123,625
Semass Series 2001A	5.50% — 5.625%	2016	134,345	134,345
Semass Series 2001B	5.25% — 5.50%	2010	57,580	75,250
Other obligations			183	199

Subtotal of Project debt			704,040	721,726

Total debt at par value			1,119,825	1,151,511
Unamortized premium			54,318	57,777
Current portion			(91,808)	(105,665)

Total long-term debt obligations			$1,082,335	$1,103,623

     Project debt associated with the financing of facilities is generally arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds.
     Certain of the debt agreements held by the Company contain restrictions on cash distributions, new borrowings and require certain defined leverage ratios and adjusted cash flow coverage ratios. As of March 31, 2006, the Company was not in default under the provisions of its debt obligations. Substantially all of the assets and revenues of the ARC operating facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation, the Covanta ARC debt would be repaid prior to the repayment of the Senior Notes.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Other Long-Term Liabilities
     Other long-term liabilities consist of the following (in thousands of dollars):

		As of
	Amortization	March 31,	December 31,
	Period (years)	2006	2005
Waste contracts	9 — 17	$129,795	$132,371
Duke liability	15	26,058	25,602
Energy contract levelization	12	3,129	2,068
Landfill liabilities and ARO	8	11,768	11,577
Other	N/A	1,889	1,842
Incentive plan accruals	N/A	905	2,724

		$173,544	$176,184

     In connection with the acquisition, waste and service contracts were recorded at their fair market values, in accordance with SFAS 141, based upon discounted cash flows attributable to the “below market” portion of the waste contracts using currently available information.
     The following table details the amount of the actual/estimated amortization expense associated with the below market waste and service contracts liability as of March 31, 2006 included or expected to be included in the Company’s statements of operations for each of the years indicated (in thousands of dollars):

Waste
Contracts
Three Months ended March 31, 2006	$2,576

Remainder of 2006	$7,726
2007	10,302
2008	10,302
2009	10,302
2010	10,302
2011	10,302
Thereafter	70,559

Total	$129,795

9. Income Taxes
     The components of the provision for income taxes consisted of the following (in thousands of dollars):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Current provision	$(1,852)	$(5,913)
Deferred provision	1,403	5,394

Total consolidated income tax benefit	$(449)	$(519)

     The Company had federal net operating loss carryforwards of approximately $1.5 million at December 31, 2005, which will expire between 2021 and 2024, and state net operating loss carryforwards of approximately $2.4 million, which have various expiration dates.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Commitments and Contingencies
     The Company and/or its subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If the company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.
Environmental Matters
     The Company operates in an environmentally sensitive industry and is subject to extensive federal, state and local laws and regulations adopted for the protection of the environment. The laws and regulations primarily applicable to the Company are those related to discharge of emissions into the air and management of solid waste, but can also include those related to water use, discharges to water, wetlands preservation and hazardous waste management. Certain of these laws have extensive and complex requirements relating to obtaining construction and operating permits, monitoring, record keeping and reporting. While management believes that it is in substantial compliance with permits and other applicable environmental laws relating to the Company, its facilities, from time to time, may not be in full compliance with all such laws.
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
     Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, the Environmental Protection Agency (“EPA”) notified the Essex facility that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17-mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. EPA alleged that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. EPA’s notice letters stated that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by EPA totaling approximately $2.8 million and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damages. Given the uncertainty, Essex has entered into an arrangement with EPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by EPA, and for the $10 million cost of the study, by contributing $0.25 million to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Matters
     The Company is involved in various claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material impact on the future results of operations, cash flows or financial position of the Company.
     Mercury Regulation at Essex. On December 6, 2004, the New Jersey Department of Environmental Protection (“NJDEP”) promulgated regulations applicable to the Essex facility that will make mercury emission requirements more stringent. Specifically, the new regulations increase the required removal efficiency to 85% removal on January 3, 2006 and 95% removal on January 3, 2012, while retaining the alternative limit of 28 micrograms per cubic meter. As a result of the new regulations, there is an increased risk that emission exceedances will occur and therefore an increased probability that additional controls will ultimately be required to prevent such exceedances. The Company believes that the new requirements may at a minimum result in increased operating costs due to increased use of activated carbon in the existing control equipment. The Company cannot currently determine the likelihood of additional capital and operating costs being incurred in connection with these changes in regulation, or the total of any such costs. If additional cost is required, it is not anticipated to have a material impact on the Company because the Essex service agreement provides a mechanism for a pass-through to the Port Authority of New York and New Jersey of the majority of any additional capital costs and all operating costs that may be required.
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (“CMW”). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”).
     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $0.5 million annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20 million fund limit is adequate for its intended purpose. Discussions between Semass Partnership and Wankinco about the Fund limit are ongoing; no arbitration has been commenced. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the three months ended March 31, 2006 and the year ended December 31, 2005, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of March 31, 2006 and December 31, 2005, the balance in the Fund was approximately $17.5 million and $17.3 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.
     The Company and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities. The Company and certain of its subsidiaries have issued guarantees to municipal clients and other parties that the Company’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. The Company has not recorded any amount as a liability in its condensed consolidated balance sheet as of March 31, 2006 as it believes that it had not incurred such liability at the date of the financial statements. If the Company is asked to perform under one or more such guarantees, its liability for damages upon contract termination could be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
11. Employee Compensation and Benefit Plans
Stock Option Plan
     On August 11, 2004, the Board of Directors of Covanta ARC Holdings adopted the 2004 Stock Option Plan (the “SOP”), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of former officers of Covanta ARC Holdings (who were also the senior management of Covanta Ref-Fuel) to the interests of Covanta ARC Holdings shareholders through the granting of options to purchase stock of Covanta ARC Holdings. Covanta ARC Holdings is a privately held company. During 2004, Covanta ARC Holdings granted 13,199 options to the executive officers of Covanta Ref-Fuel under the SOP, with a weighted average exercise price per share of $1,189.51.

MSW Energy Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
     On January 31, 2005, in conjunction with the Acquisition, the Board of Directors of Covanta ARC Holdings and optionees under the SOP adopted an Option Modification Agreement (“OMA”). Under the terms of the OMA, immediately prior to the Acquisition, the SOP plan was terminated, and on June 24, 2005, a cash payment representing all outstanding options granted or ungranted, but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans, was made in the amount of approximately $30.2 million and was recorded as compensation expense prior to the Acquisition.
     The weighted average fair value of these options granted for the three months ended March 31, 2005 was $133.24 per share. The weighted average fair value of each stock option at March 31, 2005 was calculated using the minimum value option pricing model with the following assumptions: expected life three years; expected dividend of zero; and risk free interest rate or 3.9%. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant. Such ten-year period is automatically extended under certain circumstances.
     The Company had applied the recognition provisions of APB 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost had been recognized for the stock option plan prior to its termination.
     The Company applied the recognition provisions of APB 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost was recognized for the stock option plan during the three months ended March 31, 2005. The Company’s net loss as reported would have been increased by $1.8 million, resulting in a pro forma, as if compensation cost had been determined consistent with the provisions of SFAS No. 123 for the three months ended March 31, 2005, net loss of $2.5 million.
     Certain employees are covered under comparable Covanta long-term incentive plans, and the provisions of SFAS 123R have been followed. See Note 2 – Significant Accounting Policies and New Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements.
12. Related Party Transactions
     As a result of the Acquisition, Covanta and its subsidiaries became affiliates of the Company. As of March 31, 2006 and December 31, 2005, the Company had a net payable to affiliate of $15.5 million and $4.2 million, respectively, which related to certain costs paid on behalf of the Company by its affiliates. The affiliate balances are and will continue to be cash settled, and relate to services in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion addresses the financial condition of MSW Energy Holdings LLC (the “Company”) as of March 31, 2006, and its results of operations for the three months ended March 31, 2006, compared with the same period last year. It should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and Notes thereto for the periods ended March 31, 2006 and 2005 which is contained in this report. Additionally, it should be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Effective June 24, 2005, Covanta Holding Corporation (“Covanta”), a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta Energy”), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of Covanta ARC Holdings, Inc. (“Covanta ARC Holdings”) (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Covanta, Covanta ARC Holdings and the stockholders of Covanta ARC Holdings (the “Purchase Agreement”). As a result of the Acquisition, Covanta, through Covanta Energy, owns 100% of the voting securities of Covanta ARC Holdings.
     Covanta Energy paid approximately $747 million, including transaction costs, for the shares of Covanta ARC Holdings and assumed the consolidated net debt of Covanta ARC Holdings, which was approximately $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting” (“EITF D-97”), the Company’s financial statements reflect the effects of its change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the Company’s statements of operations and the statements of cash flows for the period from January 1, 2005 through March 31, 2005, reflect the results of the Company prior to purchase accounting adjustments (referred to as “predecessor”) and the balance sheet at December 31, 2005 and the statement of operations and statement of cash flows for the three months ended March 31, 2006 reflect the impact of preliminary purchase accounting adjustments arising from the Acquisition (referred to as “successor”).
Overview
     The Company is organized as a holding company with all of its operations conducted through subsidiaries in the waste and energy services business. As of June 24, 2005, Covanta purchased 100% of the stock of Covanta ARC Holdings. Covanta also conducts its operations through subsidiaries in the waste and energy services business, and the Company’s management, and that of its subsidiaries, is now controlled by Covanta.
     The Company has issued its 8.50% Series B Senior Secured Notes due 2010 (“Senior Notes”). In order to pay periodic debt service when due on the Senior Notes, the Company relies on cash distributions from its subsidiaries. Its ability to pay such debt service is dependent upon the ability of its operating subsidiaries to generate cash flow for distributions, and upon the ability of its intermediate subsidiary, Covanta ARC LLC (“Covanta ARC”), to satisfy financial and other covenants applicable to it under its debt arrangements. The Company has historically received sufficient cash distributions to pay periodic debt service on the Senior Notes. For additional detail regarding risks attendant to the businesses of the Company’s operating subsidiaries, see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The Company’s quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. The Company has typically experienced lower operating income from its projects during the first six months of each year, and higher operating income during the second six months of each year.
     The following discussion of the Company’s financial condition and operating results should be read in conjunction with the condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q, and in its Annual Report on

Form 10-K for the year ended December 31, 2005, which includes the financial statements of Covanta Ref-Fuel Holdings LLC, and the supplemental information that follows.
Results of Operations
     The results of operations for the three months ended March 31, 2006 are not comparable to the Company’s results of operations for the three months ended March 31, 2005, due to revaluation of the Company’s balance sheet as of June 24, 2005 in connection with Covanta’s acquisition of Covanta ARC Holdings.
     The Company believes that an understanding of its reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis as if the acquisition of Covanta ARC Holdings by Covanta occurred on January 1, 2005. This pro forma supplemental data is presented because the Company believes that it provides a more useful presentation of the Company’s financial condition than does the data included in historical financial statements. As a result of the Acquisition, the Company’s balance sheet was revalued as of June 24, 2005. These results are presented because the Company believes they may be useful in measuring its ability to meet debt service obligations, but they are not necessarily indicative of actual results and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity. The Company’s consolidated results of operations, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. The pro forma adjustments are described on page 20. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2005 or that may result in the future.
Results of Operations — Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

	For the Three Months Ended March 31,
	Reported		Pro Forma
	2006	2005	2006	2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$74,501	$72,473	$74,501	$73,142
Electricity and steam sales	42,940	40,284	42,940	40,284

Total operating revenues	117,441	112,757	117,441	113,426

Operating Expenses
Plant operating expenses	63,842	56,715	63,842	58,422
Depreciation and amortization expense	30,308	29,738	30,308	29,906
Net interest expense on project debt	6,887	7,318	6,887	7,955
General and administrative expenses	6,604	6,273	6,604	5,871
Loss on asset retirement	—	1,386	—	1,386

Total operating expenses	107,641	101,430	107,641	103,540

Operating income	$9,800	$11,327	$9,800	$9,886

Comparison of Reported Results for the Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005
Total Operating Revenues. Total operating revenues were $117.4 million for the three months ended March 31, 2006, an increase of $4.7 million when compared to the same period in the prior year.
Waste and service revenues increased by $2.0 million due primarily to favorable pricing during the three months ended March 31, 2006, compared to the same period in 2005. Electricity and steam sales increased by $2.7 million for the three months ended March 31, 2006, compared to the same period in 2005 due primarily to improved energy pricing.
Total Operating Expenses. Total operating expenses were $107.6 million for the three months ended March 31, 2006, an increase of $6.2 million when compared to the same period in the prior year due primarily to higher levels of maintenance costs and increased compensation expense.
Operating Income. Total operating income was $9.8 million for the three months ended March 31, 2006, a decrease of $1.5 million for the same period in 2005.
Comparison of Pro Forma Results for the Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005
Total Operating Revenues. Total operating revenues were $117.4 million for the three months ended March 31, 2006, an increase of $4.0 million over the comparable prior year period.

Waste and service revenues were $74.5 million for the three months ended March 31, 2006, an increase of $1.4 million when compared to the same period in 2005. The increase in waste and service revenue was primarily attributable to favorable pricing during the three months ended March 31, 2006 when compared to the same period in 2005.
Electricity and steam sales were $42.9 million for the three months ended March 31, 2006, an increase of $2.7 million compared to the same period in 2005. This increase was primarily attributable to improved energy pricing in 2006 as compared to the same period in 2005.
Plant Operating Expenses. Plant operating expenses were $63.8 million for the three months ended March 31, 2006, an increase of $5.4 million as compared to the prior year period. The increase was primarily due to higher levels of maintenance costs and increased compensation expense in the current period as compared to the period from the prior year.
Net Interest Expense on Project Debt. Net interest expense on project debt decreased approximately $1.1 million for the three months ended March 31, 2006 primarily as a result of lower project debt, as compared to the three months ended March 31, 2005.
Pro Forma Reconciliations

	Reported Three		Pro Forma Three
	Months Ended	Pro Forma	Months Ended
	March 31, 2005	Adjustments	March 31, 2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste service revenues	$72,473	$669	$73,142
Electricity and steam sales	40,284	—	40,284

Total operating revenues	112,757	669	113,426

Operating Expenses
Plant operating expenses	56,715	1,707	58,422
Depreciation and amortization expense	29,738	168	29,906
Net interest expense on project debt	7,318	637	7,955
General and administrative expenses	6,273	(402)	5,871
Loss on asset retirements	1,386	—	1,386

Total operating expenses	101,430	2,110	103,540

Operating income	$11,327	$(1,441)	$9,886

Notes To Pro Forma Reconciliations
Pro Forma Assumptions
     The unaudited pro forma condensed combined financial statements reflect the following assumptions:
•
Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of Covanta ARC Holdings’ capital stock on January 1, 2005 following the same terms as the Acquisition. As a result of this assumption, the assets and liabilities of the Company were assumed to be stated at their acquired fair value as of January 1, 2005.

  Pro Forma Adjustments
     The following is a summary of the pro forma adjustments made:
•	Plant operating expenses: To record as rent expense the net impact of the change in the fair value of the Company’s lease of the Delaware Valley facility as of January 1, 2005.

•
Depreciation and amortization expense: To reverse historical depreciation and amortization expense and record pro forma depreciation and amortization expense based on fair values assigned to the Company’s property, plant and equipment and amortizable intangible assets as part of the Acquisition.

•
General and administrative expenses: To reverse the compensation expense associated with the Company’s compensation and related expenses of its executives in the periods prior to the Acquisition date. In addition, the Company’s expense associated with its headquarters was also removed and an estimated allocation of overhead expenses for certain Covanta key senior management, as well as building services was added.

•	Net interest expense on project debt: To reverse the prior amortization of the project debt and to record the impact of the fair value adjustment as a result of the Acquisition.

•	Interest expense: To reverse the Company’s pre-acquisition period amortization of deferred financing costs and to record the impact of the fair value adjustment to the intermediate debt of the Company.
Liquidity and Capital Resources
     As of March 31, 2006, the Company’s assets related primarily to its indirect membership interest in the ARC operating facilities. Covanta ARC and the ARC operating facilities have historically generated adequate funds from operations for working capital requirements, capital spending, debt repayments and dividend payouts. Accordingly, the Company’s performance and significant source of future liquidity will depend solely on cash distributions, if any from these entities. The Company will need to continue to receive sufficient ongoing cash distributions from these entities in order to pay principal and interest on the Senior Notes, however such distributions are not assured. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010.
Sources and Uses of Cash for the Three Months Ended March 31, 2006
     A condensed statement of cash flows were as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Unaudited, in thousands of dollars)
Net cash provided by (used in):
Operating Activities	$26,293	$36,315
Investing Activities	(10,121)	(16,040)
Financing Activities	(33,136)	(57,342)

Net decrease in cash and cash equivalents	(16,964)	(37,067)
Cash and cash equivalents, beginning of fiscal year	48,895	86,310

Cash and cash equivalents, end of quarter	$31,931	$49,243

Operating Activities
     The net cash provided by operating activities was $26.3 million for the three months ended March 31, 2006, compared to $36.3 million for the same period in 2005. The decline in net cash provided by operating activities was primarily attributable to changes in working capital as well as a reduction to accrued interest.
Investing Activities
     The Company’s net cash used in investing activities was $10.1 million for the three months ended March 31, 2006, compared to $16.0 million for the same period in 2005. Capital expenditures were the primary use of cash from investing activities and were $10.1 million and $17.1 million for the three months ended March 31, 2006 and 2005, respectively.
Financing Activities
     The net cash used in financing activities was $33.1 million for the three months ended March 31, 2006, compared to $57.3 million for the same period in 2005. Cash used in the current quarter primarily related to $17.7 million of repayments of project debt, a $14.0 million repayment of intermediate debt, distributions of $16.1 million to the Company’s members and $16.4 million paid to holders of minority interests. This use of cash was partially offset by a net receipt of $31.1 million relating to restricted cash and investment activity which was used to fund project debt payments. Cash used in the same quarter of 2005 primarily related to $29.1 million of repayments of project debt, distributions of $25.3 million to the Company’s members and $19.6 million paid to holders of minority interests. This use of cash was partially offset by a net receipt of $16.7 million relating to restricted cash and investment activity which was used to fund project debt payments.
Debt Covenant
     The indenture under which the Senior Notes were issued contains certain restrictions which will, among other things, prevent the Company from incurring additional indebtedness, making restricted payments, making investments, selling assets or merging with other companies, subject to certain exceptions. The Senior Notes are redeemable with the payment of certain stated make whole amounts before September 1, 2007 and, thereafter, at the face amount of the Senior Notes, plus accrued interest. Restricted payments are not permitted unless certain ratio covenants based on the proportionate ownership of Covanta Ref-Fuel Holdings have been met. At March 31, 2006, the Company was in compliance with all of its debt covenants.
Critical Accounting Policies
     In preparing its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles the Company is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of the Company’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See the Company’s Discussion of Critical Accounting Policies in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     See Note 2 — Significant Accounting Polices and New Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements for information related to new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The item has been intentionally omitted as allowed under General Instruction H(2)(c) on Form 10-Q.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, the Environmental Protection Agency (“EPA”) notified the Essex facility that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17-mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. EPA alleged that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. EPA’s notice letters stated that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by EPA totaling approximately $2.8 million and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damages. Given the uncertainty, Essex has entered into an arrangement with EPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by EPA, and for the $10 million cost of the study, by contributing $0.25 million to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (“CMW”). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”).
     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $0.5 million annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20 million fund limit is adequate for its intended purpose. Discussions between Semass Partnership and Wankinco about the Fund limit are ongoing; no arbitration has been commenced. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the three months ended March 31, 2006 and the year ended December 31, 2005, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of March 31, 2006 and December 31, 2005, the balance in the Fund was approximately $17.5 million and $17.3 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.

ITEM 1A. RISK FACTORS
     There have been no material changes in the Company’s risk factors from those disclosed in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     The item has been intentionally omitted as allowed under General Instruction H(2)(b) on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The item has been intentionally omitted as allowed under General Instruction H(2)(b) on Form 10-Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The item has been intentionally omitted as allowed under General Instruction H(2)(b) on Form 10-Q.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
12	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings LLC.

31.2	15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings LLC.

31.3	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co., Inc.

31.4	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co., Inc.

32.1	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings LLC.

32.2	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co., Inc.

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
Date: May 4, 2006

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

Thomas E. Bucks
Vice President and Chief Accounting Officer
Date: May 4, 2006

EXHIBIT INDEX

Exhibit
Number	Description
12	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings LLC.

31.2	15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings LLC.

31.3	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co., Inc.

31.4	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co., Inc.

32.1	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings LLC.

32.2	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co., Inc.