Form 10-Q
period 2006-06-30
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC; MSW ENERGY FINANCE CO INC
filed 2006-08-03
CIK 1261679, 1276517, 1276518, 1261680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission		I.R.S. Employer
File Number	Registrants and State of Incorporation or Organization	Identification No.
0001261679	MSW Energy Holdings LLC	14-1873119
Delaware

0001261680	MSW Energy Finance Co., Inc	20-0047886
Delaware

0001276518	MSW Energy Holdings II LLC	13-3213489
Delaware

0001276517	MSW Energy Finance Co. II, Inc	20-0400947
Delaware
c/o Covanta Holding Corporation
40 Lane Road
Fairfield, New Jersey 07004
973-882-9000
(Address, including zip code, and telephone number, including area code, of the registrants’ principal executive offices)
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

MSW Energy Holdings LLC:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
MSW Energy Finance Co., Inc:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
MSW Energy Holdings II LLC:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
MSW Energy Finance Co. II, Inc:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether any of the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

MSW Energy Holdings LLC:	None, as of the close of business on August 1, 2006
MSW Energy Finance Co., Inc:	100 shares of Common Stock, as of the close of business on August 1, 2006
MSW Energy Holdings II LLC:	None, as of the close of business on August 1, 2006
MSW Energy Finance Co. II, Inc:	100 shares of Common Stock, as of the close of business on August 1, 2006
     MSW Energy Holdings LLC, MSW Energy Finance Co., Inc., MSW Energy Holdings II LLC and MSW Energy Finance Co. II, Inc. meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

Cautionary Note Regarding Forward—Looking Statements	3

Part I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Financial Statements	4
MSW Energy Holdings LLC and Subsidiaries	4
MSW Energy Holdings II LLC and Subsidiaries	9
Notes to Condensed Consolidated Financial Statements (Unaudited)	14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	36

Part II. Other Information

Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits	37

Other

Signatures	38
Statement re Computation of Ratio of Earnings to Fixed Charges
Statement re Computation of Ratio of Earnings to Fixed Charges
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification

Cautionary Note Regarding Forward-Looking Statements
     Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of MSW Energy Holdings LLC (together with its subsidiaries, “MSW I”), and MSW Energy Holdings II LLC (together with its subsidiaries, “MSW II”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. MSW I and MSW II caution investors that any forward-looking statements made by MSW I and MSW II are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to MSW I and MSW II, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of their respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005 and in other securities filings by MSW I and MSW II and in Item 1A of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and in other securities filings by Covanta Holding Corporation.
     Although MSW I and MSW II believe that their plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of their forward-looking statements. The future financial condition and results of operations for MSW I and MSW II, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and MSW I and MSW II do not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

			Restated*
	For the Three	For the Period From	For the Period From
	Months Ended	June 25 through	April 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Operating Revenues
Waste and service revenues	$85,307	$5,692	$76,319
Electricity and steam sales	44,404	2,968	39,376

Total operating revenues	129,711	8,660	115,695
Operating Expenses
Plant operating expenses	48,829	2,769	46,902
Depreciation and amortization expense	30,745	1,935	27,294
Net interest expense on project debt	6,680	458	6,645
General and administrative expenses	6,263	258	33,470
Loss (gain) on asset retirements	878	—	(867)

Total operating expenses	93,395	5,420	113,444

Operating income	36,316	3,240	2,251
Other Income (Expense)
Interest income	492	38	519
Interest expense	(5,759)	(616)	(8,529)

Total other expenses	(5,267)	(578)	(8,010)

Income (loss) before income tax (expense) benefit and minority interests	31,049	2,662	(5,759)
Income tax (expense) benefit	(5,946)	(477)	2,242
Minority interests	(16,808)	(1,514)	464

Net Income (Loss)	$8,295	$671	$(3,053)

*	Note 11
The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Six	For the Period From	For the Period From
	Months Ended	June 25 through	January 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Operating Revenues
Waste and service revenues	$159,808	$5,692	$148,792
Electricity and steam sales	87,344	2,968	79,660

Total operating revenues	247,152	8,660	228,452
Operating Expenses
Plant operating expenses	112,671	2,769	103,616
Depreciation and amortization expense	61,053	1,935	57,032
Net interest expense on project debt	13,567	458	13,964
General and administrative expenses	12,867	258	39,745
Loss on asset retirements	878	—	519

Total operating expenses	201,036	5,420	214,876

Operating income	46,116	3,240	13,576
Other Income (Expense)
Interest income	913	38	1,076
Interest expense	(13,449)	(616)	(17,553)

Total other expenses	(12,536)	(578)	(16,477)

Income (loss) before income tax (expense) benefit and minority interests	33,580	2,662	(2,901)
Income tax (expense) benefit	(5,497)	(477)	2,761
Minority interests	(20,416)	(1,514)	(3,637)

Net Income (Loss)	$7,667	$671	$(3,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	As of
	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,475	$48,895
Restricted funds held in trust	70,375	74,095
Accounts receivable (less allowances of $2,627 and $2,267)	77,541	73,994
Prepaid expenses and other current assets	16,490	16,542

Total current assets	195,881	213,526
Property, plant and equipment, net	1,893,125	1,928,144
Intangible assets, net	254,970	271,787
Goodwill	217,548	255,927
Restricted funds held in trust	117,649	123,483
Other long-term assets	10,958	10,254

Total assets	$2,690,131	$2,803,121

Liabilities and Members’ Equity
Current liabilities
Accounts payable trade	$3,678	$3,007
Accounts payable to related party, net	10,814	4,243
Current portion of intermediate debt	31,756	45,997
Current portion of project debt	59,585	59,668
Other current liabilities	54,068	69,470

Total current liabilities	159,901	182,385
Intermediate debt	394,319	404,567
Project debt	676,829	699,056
Deferred income taxes	177,089	165,417
Other long-term liabilities	161,183	176,184

Total liabilities	1,569,321	1,627,609
Commitments and contingencies (Note 9)
Minority interests	749,100	779,637
Members’ equity
Total members’ equity	371,710	395,875

Total liabilities and members’ equity	$2,690,131	$2,803,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited, in thousands of dollars)

Members'
Equity
Balance, December 31, 2005	$395,875
Adjustments to purchase accounting, net of tax	(6,323)
Distribution paid to members	(25,509)
Net income	7,667

Balance, June 30, 2006	$371,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of dollars)

	For the Six	For the Period From	For the Period From
	Months Ended	June 25 through	January 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Cash flows from operating activities
Net income (loss)	$7,667	$671	$(3,777)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	61,053	1,935	57,032
Deferred income taxes	2,564	1,224	8,380
Revenue contract levelization	2,174	31	692
Amortization of lease liability	1,497	—	(1,593)
Amortization of debt premium and deferred financing costs	(6,735)	(199)	(5,287)
Interest on loss contracts	(991)	38	1,069
Loss on asset retirements	878	—	519
Minority interests	20,416	1,514	3,637
Amortization of deferred revenue	—	(2)	(75)
Changes in assets and liabilities:
Accounts receivable, net	(3,547)	6,741	(4,211)
Prepaid expenses and other current assets	(174)	869	(2,732)
Other long-term assets	(812)	178	(2,944)
Accounts payable trade and other current liabilities	(6,042)	(455)	(15,901)
Accounts payable to related party, net	6,571	—	—
Accrued interest payable	(7,821)	(6,388)	5,626
Other long-term liabilities	(2,803)	32	(849)

Net cash provided by operating activities	73,895	6,189	39,586

Cash flows from investing activities
Purchase of property, plant and equipment	(9,008)	—	(25,228)
Proceeds from sale of assets	175	—	2,651

Net cash used in investing activities	(8,833)	—	(22,577)

Cash flows from financing activities
Decrease (increase) in restricted funds held in trust	9,554	17,609	(8,110)
Payment of long-term debt	(40,102)	(6,000)	(29,178)
Distributions paid to members	(25,509)	—	(19,395)
Distributions paid to holders of minority interests in consolidated subsidiary	(26,425)	—	(25,100)

Net cash (used in) provided by financing activities	(82,482)	11,609	(81,783)

Net (decrease) increase in cash and cash equivalents	(17,420)	17,798	(64,774)
Cash and cash equivalents, beginning of period	48,895	21,536	86,310

Cash and cash equivalents, end of period	$31,475	$39,334	$21,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

			Restated*
	For the Three	For the Period From	For the Period From
	Months Ended	June 25 through	April 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Operating Revenues
Waste and service revenues	$85,307	$5,692	$76,319
Electricity and steam sales	44,404	2,968	39,376

Total operating revenues	129,711	8,660	115,695
Operating Expenses
Plant operating expenses	48,829	2,769	46,902
Depreciation and amortization expense	30,745	1,935	27,294
Net interest expense on project debt	6,680	458	6,645
General and administrative expenses	6,235	252	33,413
Loss (gain) on asset retirements	878	—	(867)

Total operating expenses	93,367	5,414	113,387

Operating income	36,344	3,246	2,308
Other Income (Expense)
Interest income	425	34	477
Interest expense	(7,495)	(576)	(7,965)

Total other expenses	(7,070)	(542)	(7,488)

Income (loss) before income tax (expense) benefit and minority interests	29,274	2,704	(5,180)
Income tax (expense) benefit	(5,204)	(490)	2,109
Minority interests	(16,808)	(1,521)	288

Net Income (Loss)	$7,262	$693	$(2,783)

*	Note 11
The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Six	For the Period From	For the Period From
	Months Ended	June 25 through	January 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Operating Revenues
Waste and service revenues	$159,808	$5,692	$148,792
Electricity and steam sales	87,344	2,968	79,660

Total operating revenues	247,152	8,660	228,452
Operating Expenses
Plant operating expenses	112,671	2,769	103,616
Depreciation and amortization expense	61,053	1,935	57,032
Net interest expense on project debt	13,567	458	13,964
General and administrative expenses	12,823	252	39,630
Loss on asset retirements	878	—	519

Total operating expenses	200,992	5,414	214,761

Operating income	46,160	3,246	13,691
Other Income (Expense)
Interest income	792	34	1,012
Interest expense	(15,020)	(576)	(16,394)

Total other expenses	(14,228)	(542)	(15,382)

Income (loss) before income tax (expense) benefit and minority interests	31,932	2,704	(1,691)
Income tax (expense) benefit	(4,808)	(490)	2,317
Minority interests	(20,416)	(1,521)	(3,690)

Net Income (Loss)	$6,708	$693	$(3,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	As of
	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,482	$48,844
Restricted funds held in trust	70,326	71,513
Accounts receivable (less allowances of $2,627 and $2,267)	77,541	73,994
Prepaid expenses and other current assets	16,466	16,543

Total current assets	195,815	210,894
Property, plant and equipment, net	1,893,125	1,928,144
Intangible assets, net	254,970	271,787
Goodwill	217,548	255,927
Restricted funds held in trust	117,649	118,301
Other long-term assets	10,949	10,254

Total assets	$2,690,056	$2,795,307

Liabilities and Member’s Equity
Current liabilities
Accounts payable trade	$3,678	$3,009
Accounts payable to related party, net	10,806	4,243
Current portion of intermediate debt	30,480	44,721
Current portion of project debt	59,585	59,668
Other current liabilities	53,401	67,001

Total current liabilities	157,950	178,642
Intermediate debt	418,593	428,202
Project debt	676,829	699,056
Deferred income taxes	260,681	260,369
Other long-term liabilities	161,183	150,583

Total liabilities	1,675,236	1,716,852
Commitments and contingencies (Note 9)
Minority interests	749,100	779,637
Member’s equity
Total member’s equity	265,720	298,818

Total liabilities and member’s equity	$2,690,056	$2,795,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Unaudited, in thousands of dollars)

Member's
Equity
Balance, December 31, 2005	$298,818
Adjustments to purchase accounting, net of tax	(22,325)
Distribution paid to member	(17,481)
Net income	6,708

Balance, June 30, 2006	$265,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of dollars)

	For the Six	For the Period From	For the Period From
	Months Ended	June 25 through	January 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Cash flows from operating activities
Net income (loss)	$6,708	$693	$(3,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	61,053	1,935	57,032
Deferred income taxes	2,560	(72)	910
Revenue contract levelization	2,174	31	692
Amortization of lease liability	1,497	—	(1,593)
Amortization of debt premium and deferred financing costs	(6,097)	(199)	(5,182)
Loss on asset retirements	878	—	519
Minority interests	20,416	1,521	3,690
Amortization of deferred revenue	—	(2)	(75)
Changes in assets and liabilities:
Accounts receivable, net	(3,547)	6,741	(4,211)
Prepaid expenses and other current assets	(149)	845	(2,893)
Other long-term assets	(803)	177	(2,943)
Accounts payable trade and other current liabilities	(6,742)	840	(7,912)
Accounts payable to related party, net	6,563	—	—
Accrued interest payable	(7,821)	(6,335)	5,515
Other long-term liabilities	(3,050)	2,536	(772)

Net cash provided by operating activities	73,640	8,711	39,713

Cash flows from investing activities
Purchase of property, plant and equipment	(9,008)	—	(25,228)
Proceeds from sale of assets	175	—	2,651

Net cash used in investing activities	(8,833)	—	(22,577)

Cash flows from financing activities
Decrease (increase) in restricted funds held in trust	1,839	15,111	(8,273)
Payment of long-term debt	(40,102)	(6,000)	(29,178)
Distributions paid to member	(17,481)	—	(19,469)
Distributions paid to holders of minority interests in consolidated subsidiary	(26,425)	—	(25,000)

Net cash (used in) provided by financing activities	(82,169)	9,111	(81,920)

Net (decrease) increase in cash and cash equivalents	(17,362)	17,822	(64,784)
Cash and cash equivalents, beginning of period	48,844	21,563	86,347

Cash and cash equivalents, end of period	$31,482	$39,385	$21,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Organization and Basis of Presentation
Organization
MSW Energy Holdings LLC
     MSW Energy Holdings LLC, a Delaware limited liability company (collectively herein with its subsidiaries “MSW I”) and currently a subsidiary of Covanta ARC Holdings Inc. (“Covanta ARC Holdings”), was formed in March 2003 for the purpose of acquiring a 50% indirect membership interest in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel”). At the initial closing on June 30, 2003, MSW I acquired MSW Energy Hudson LLC (“MSW Hudson”), which held a 49.8% membership interest in Covanta Ref-Fuel. MSW I had agreed to acquire MSW Energy Erie LLC, formerly know as Duke Energy Erie LLC (“Erie”), a wholly-owned subsidiary of Duke Energy Corporation (“Duke”) that held an additional 0.2% membership interest in Covanta Ref-Fuel within two years and six months after the purchase of MSW Hudson. MSW I consummated this transaction and acquired the remaining 0.2% membership interest on September 30, 2005. MSW Energy Finance Co., Inc. (“MSW Energy Finance”), a Delaware corporation and wholly-owned subsidiary of MSW I, was formed in June 2003 solely for the purpose of serving as a co-issuer of the MSW I 8.50% Senior Notes due 2010 described below. Other than serving as a co-issuer of the MSW I 8.50% Senior Notes due 2010, MSW Energy Finance does not have any operations or assets and does not have any revenues.
MSW Energy Holdings II LLC
     MSW Energy Holdings II LLC, a Delaware limited liability company (collectively herein with its subsidiaries “MSW II”), and its wholly-owned subsidiary MSW Energy Finance Co. II, Inc. (“MSW Energy Finance II”), a Delaware corporation, were formed in August 2003 for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC, MSW II’s then indirect parent, with and into an indirect, wholly-owned subsidiary of Covanta ARC Holdings (the “Merger”). After the Merger, Covanta Ref-Fuel II Corp. (“Covanta Ref-Fuel II”), a Delaware corporation, an indirect subsidiary of Covanta ARC Holdings, became a subsidiary of MSW II. The Merger was completed on December 12, 2003, and after the completion of the Merger, MSW II holds a direct 49.9% capital interest in Covanta Ref-Fuel and wholly-owns Covanta Ref-Fuel II, which owns a 0.1% capital interest in Covanta Ref-Fuel. Both interests were contributed to MSW II by Covanta ARC Holdings. Other than serving as a co-issuer of the MSW II 7.375% Senior Notes due 2010, MSW Energy Finance II does not have any operations or assets and does not have any revenues.
MSW I and MSW II
     The following chart reflects a simplified ownership structure of MSW I, MSW Energy Finance, MSW II and MSW Energy Finance II. Unless otherwise noted, ownership interests are 100%:
     Covanta ARC LLC (“Covanta ARC”), a wholly-owned subsidiary of Covanta Ref-Fuel, owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Through such partnerships, Covanta ARC owns or controls six waste-to-energy facilities located in the northeastern United States (the “ARC operating facilities”). The subsidiaries of Covanta ARC that operate the ARC operating facilities (the “ARC operating companies”) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by the ARC operating facilities. ARC operating subsidiaries include: (a) Covanta ARC Company; (b) TransRiver Marketing Company, L.P.; (c) Covanta Hempstead Company (“Hempstead”); (d) Covanta Essex Company (“Essex”); (e) Covanta Southeastern Connecticut Company (“Seconn”); (f) Covanta Niagara, L.P. (“Niagara”); (g) Covanta Company of Semass, L.P. (“Semass”); (h) Covanta of Semass, L.P.; and (i) Covanta Delaware Valley, L.P. (“Delaware Valley”).
     Effective June 24, 2005, Covanta Holding Corporation (“Covanta”), a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta Energy”), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of Covanta ARC Holdings (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Covanta, Covanta ARC Holdings and the stockholders of Covanta ARC Holdings. As a result of the Acquisition, Covanta, through Covanta Energy, owns 100% of the voting securities of Covanta ARC Holdings.
     Covanta Energy paid approximately $747 million, including transaction costs, for the shares of Covanta ARC Holdings and assumed the consolidated net debt of Covanta ARC Holdings, which was approximately $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting” (“EITF D-97”), the financial statements of MSW I and MSW II reflect the effects of their change in ownership and the new owner’s basis in the net assets and liabilities acquired. Further, the change in basis in the net assets and liabilities acquired, including goodwill that was recorded in connection with the Acquisition, was pushed down to Covanta ARC and certain of their subsidiaries in accordance with EITF D-97. As a result, the statement of operations and the statement of cash flows for the period from January 1 through June 24, 2005 reflect the results of operations prior to purchase accounting adjustments and the balance sheet at December 31, 2005 and the statement of operations and statement of cash flows for the three and six months ended June 30, 2006 and for the period from June 25 through June 30, 2005, reflect the impact of the purchase price allocation arising from the Acquisition.
Basis of Presentation
     This combined Quarterly Report on Form 10-Q is filed for MSW I, MSW Energy Finance, MSW II and MSW Energy Finance II. Information contained herein relating to any individual company is filed by such company on its own behalf. MSW I, MSW Energy Finance, MSW II and MSW Energy Finance II each make representations only as to itself and its subsidiaries and make no other representations whatsoever as to any other company.
     The statements of operations, balance sheets and cash flow statements for MSW I and MSW II each include the consolidated results of their respective operations and the results of operations of Covanta Ref-Fuel and its subsidiaries. As shown in the chart above, MSW I and MSW II each own, directly and indirectly, 50% of Covanta Ref-Fuel, which owns 100% of Covanta ARC. As such, the results of operations, balance sheets and cash flow statements for each of MSW I and MSW II include the consolidated results of Covanta Ref-Fuel along with the minority interest adjustment for the 50% ownership interest of the other.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. In presenting the unaudited condensed consolidated financial statements, management made estimates and assumptions that affected the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to the current year’s presentation. See Note 11 — Correction of a Presentation Error in Prior Period of the Notes to the Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2. New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. MSW I and MSW II are evaluating the potential impact of this interpretation on their respective consolidated financial statements.
Note 3. Business Combinations
MSW I and MSW II
     In connection with the Acquisition, the assets of Covanta ARC Holdings were valued by independent appraisers in order to assist Covanta management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired on June 24, 2005.
     In recording the Acquisition and in accordance with EITF D-97, MSW I and MSW II recorded incremental fair value of $290.4 million and $158.1 million, respectively, as an addition to MSW I members’ equity and MSW II member’s equity, respectively, and applied the respective fair value of the acquisitions in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”). The purchase price allocation as of June 30, 2006 was as follows (in thousands of dollars):

	MSW I	MSW II

Fair value of assets acquired
Current assets	$180,579	$175,048
Property, plant and equipment	1,982,847	1,982,847
Intangible assets (excluding goodwill)	287,421	287,421
Goodwill	217,548	217,548
Other assets	146,496	141,404

Total assets acquired	2,814,891	2,804,268

Fair value of liabilities assumed
Current liabilities	68,409	66,980
Current portion of intermediate debt	28,212	23,601
Current portion of project debt	64,344	64,344
Long-term intermediate debt	434,746	457,730
Long-term project debt	737,385	737,385
Deferred income taxes	166,419	251,421
Other liabilities	169,537	167,284

Total liabilities assumed	1,669,052	1,768,745

Minority interests	758,601	755,541

Net assets acquired	$387,238	$279,982

     As a result of the Acquisition, liabilities were recorded relating to the closure of its headquarters of approximately $2.1 million and for severance and other compensation in the amount of $9.0 million. As of June 30, 2006 the remaining balance is approximately $4.8 million.
Pro Forma Information
     The following summarized results represent the unaudited pro forma results as if the Acquisition had occurred on January 1, 2005. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Acquisition actually occurred on January 1, 2005 (in thousands of dollars):
      MSW I

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pro Forma	2006	2005	2006	2005
Total operating revenues	$129,711	$125,546	$247,152	$238,972
Income before income taxes and minority interests	$31,049	$26,458	$33,580	$30,347

Notes to Condensed Consolidated Financial Statements (Unaudited)
      MSW II

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pro Forma	2006	2005	2006	2005
Total operating revenues	$129,711	$125,546	$247,152	$238,972
Income before income taxes and minority interests	$29,274	$25,579	$31,932	$28,739
Note 4. Intangible Assets and Goodwill
MSW I and MSW II
     Intangible assets for each of MSW I and MSW II consisted of the following at (in thousands of dollars):

		As of
	Useful Life (years)	June 30, 2006	December 31, 2005

Waste and energy contracts	3 — 10	$194,562	$194,562
Lease interest	23	71,845	71,845
Landfill	7	17,985	17,985
Other intangibles	Indefinite	3,029	3,029

		287,421	287,421
Accumulated amortization		(32,451)	(15,634)

Intangible assets, net		$254,970	$271,787

     Amortization expense for each of MSW I and MSW II for the three and six months ended June 30, 2006 was $8.1 million and $16.8 million, respectively. The following table details the amortization expense for each of MSW I and MSW II associated with intangible assets expected to be included in the statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Lease Interest
	Energy	and
	Contracts	Landfill	Totals

Remainder of 2006	$13,736	$2,563	$16,299
2007	27,489	5,125	32,614
2008	27,478	5,125	32,603
2009	23,933	5,125	29,058
2010	13,593	5,125	18,718
2011	13,171	5,125	18,296
Thereafter	47,701	56,652	104,353

Total	$167,101	$84,840	$251,941

Goodwill
MSW I and MSW II
     In connection with the Acquisition, approximately $217.5 million of goodwill related to each of MSW I and MSW II was recorded, which represented the total consideration paid in excess of the fair value of net tangible and intangible assets acquired in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” The changes in the carrying value of goodwill for MSW I and MSW II for the six months ended June 30, 2006 are as follows (in thousands of dollars):

	MSW I	MSW II
Balance, December 31, 2005	$255,927	$255,927
Purchase accounting adjustments
Duke liability	(27,358)	—
Waste contract liability	12,140	12,140
Fair value adjustment through equity	(6,323)	(22,325)
Minority interest	(24,528)	(24,528)
Deferred income taxes	9,108	(2,248)
Other	(1,418)	(1,418)

Balance, June 30, 2006	$217,548	$217,548

     See “MSW I” of Note 9 — Commitments and Contingencies for discussion of the Duke liability termination.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Other Current Liabilities
     Other current liabilities consisted of the following (in thousands of dollars):
      MSW I

	As of
	June 30, 2006	December 31, 2005

Accrued interest expense	$14,899	$22,720
Accrued expenses	21,100	22,928
Incentive plan accruals	975	3,135
Compensation liabilities	6,625	11,307
Duke liability	—	2,500
Other	10,469	6,880

Total other current liabilities	$54,068	$69,470

     See “MSW I” of Note 9 — Commitments and Contingencies for discussion of the Duke liability termination.
      MSW II

	As of
	June 30, 2006	December 31, 2005

Accrued interest expense	$14,862	$22,683
Accrued expenses	21,066	22,894
Incentive plan accruals	975	3,135
Compensation liabilities	6,625	11,307
Other	9,873	6,982

Total other current liabilities	$53,401	$67,001

Note 6. Financing Arrangements
     Intermediate debt consisted of the following (in thousands of dollars):
      MSW I

	As of
	June 30, 2006	December 31, 2005

8.50% Senior Notes due 2010	$195,785	$195,785
6.26% Covanta ARC Senior Notes due 2015	211,600	234,000
Unamortized premium	18,690	20,779

Total intermediate debt	426,075	450,564
Less: current portion (includes $4,056 and $3,997 of unamortized premium, respectively)	31,756	45,997

Total long-term portion of intermediate debt	$394,319	$404,567

Notes to Condensed Consolidated Financial Statements (Unaudited)
MSW II

	As of
	June 30,	December 31,
	2006	2005

7.375% Senior Notes due 2010	$224,100	$224,100
6.26% Covanta ARC Senior Notes due 2015	211,600	234,000
Unamortized premium	13,373	14,823

Total intermediate debt	449,073	472,923
Less: current portion (includes $2,780 and $2,721 of unamortized premium, respectively)	30,480	44,721

Total long-term portion of intermediate debt	$418,593	$428,202

MSW I and MSW II
     Project debt for MSW I and MSW II consisted of the following (in thousands of dollars):

	As of
	June 30,	December 31,
	2006	2005

Project debt related to Service Fee Structure:
5.125 - 5.50% Seconn project debt due 2015	$53,705	$53,705
6.45% Seconn Corporate Credit Bonds — 1992 Series A due 2022	30,000	30,000
5.50% Seconn Corporate Credit Bonds I Series A and II Series A due 2015	13,500	13,500
5.248 — 7.375% Essex project debt due 2020	83,422	83,422

Subtotal	180,627	180,627
Unamortized premium	9,123	10,901

Total Service Fee Structure related project debt	189,750	191,528

Tip fee structure related Project debt:
5.45 — 5.625% Niagara Series 2001 due 2015	165,010	165,010
5.00% Hempstead Corporate Credit Bonds due 2010	42,670	42,670
4.875 — 5.00% Hempstead project debt due 2009	123,625	123,625
5.50 — 5.625% Semass Series 2001A due 2016	134,345	134,345
5.25 — 5.50% Semass Series 2001B due 2010	57,580	75,250

Subtotal	523,230	540,900
Unamortized premium	23,266	26,097

Total Tip Fee Structure related project debt	546,496	566,997

Other obligations	168	199

Total project debt	736,414	758,724
Less: current portion (includes $8,544 and $8,600 of unamortized premium, respectively)	59,585	59,668

Total long-term portion of project debt	$676,829	$699,056

     Project debt associated with the financing of facilities is generally arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds.
     Certain of the debt agreements held by MSW I and MSW II and each of their subsidiaries contain restrictions on cash distributions, new borrowings and require certain defined leverage ratios and adjusted cash flow coverage ratios. As of June 30, 2006, MSW I and MSW II were in compliance with the provisions of their respective intermediate and project debt obligations. Substantially all of the assets and revenues of the ARC operating facilities owned or controlled and operated by subsidiaries of MSW I and MSW II are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation, the Covanta ARC senior notes would be repaid prior to the repayment of the respective MSW I or MSW II senior notes.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Other Long-Term Liabilities
     Other long-term liabilities consist of the following (in thousands of dollars):
MSW I

		As of
	Amortization	June 30,	December 31,
	Period (years)	2006	2005

Waste contracts	1 — 17	$139,031	$132,371
Duke liability	N/A	—	25,602
Energy contract levelization	11	4,242	2,068
Landfill liabilities and asset retirement obligations	8	16,769	11,577
Incentive plan accruals	N/A	1,089	2,724
Other	N/A	52	1,842

Total other long-term liabilities		$161,183	$176,184

MSW II

		As of
	Amortization	June 30,	December 31,
	Period (years)	2006	2005

Waste contracts	1 — 17	$139,031	$132,371
Energy contract levelization	11	4,242	2,068
Landfill liabilities and asset retirement obligations	8	16,769	11,577
Incentive plan accruals	N/A	1,089	2,724
Other	N/A	52	1,843

Total other long-term liabilities		$161,183	$150,583

MSW I and MSW II
     In connection with the Acquisition, certain waste contracts acquired were determined to be “below market” and therefore were recorded at their fair market values, in accordance with SFAS 141, based upon discounted cash flows using currently available information.
     Amortization of the below market waste contracts for the three and six months ended June 30, 2006 was $2.9 million and $5.5 million, respectively. The following table details the amortization associated with the below market waste contracts liability expected to be included in the statement of operations for each of the years indicated (in thousands of dollars):

Below Market
Waste
Contracts

Remainder of 2006	$5,818
2007	11,631
2008	11,644
2009	11,719
2010	11,831
2011	11,890
Thereafter	74,498

Total	$139,031

Note 8. Income Taxes
     The components of the income tax (expense) benefit consisted of the following (in thousands of dollars):
MSW I

	For the	For the Period From	For the Period From
	Six Months Ended	June 25 through	January 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Current provision	$(2,933)	$747	$11,141
Deferred provision	(2,564)	(1,224)	(8,380)

Total consolidated income tax (expense) benefit	$(5,497)	$(477)	$2,761

MSW II

	For the	For the Period From	For the Period From
	Six Months Ended	June 25 through	January 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Current provision	$(2,248)	$(562)	$3,227
Deferred provision	(2,560)	72	(910)

Total consolidated income tax (expense) benefit	$(4,808)	$(490)	$2,317

     MSW I and MSW II had federal net operating loss carryforwards of approximately $1.5 million at December 31, 2005, which if not used will expire between 2021 and 2023, and state net operating loss carryforwards of approximately $2.4 million, which have various expiration dates.
Note 9. Commitments and Contingencies
MSW I and MSW II
     MSW I and MSW II and/or their subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to their business. MSW I and MSW II assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the ultimate outcome. If MSW I and MSW II can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.
Environmental Matters
MSW I and MSW II
     MSW I and MSW II operate in an environmentally sensitive industry and are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment. The laws and regulations primarily applicable to MSW I and MSW II are those related to discharge of emissions into the air and management of solid waste, but can also include those related to water use, discharges to water, wetlands preservation and hazardous waste management. Certain of these laws have extensive and complex requirements relating to obtaining construction and operating permits, monitoring, record keeping and reporting. While management of each respective company believes that it is in substantial compliance with permits and other applicable environmental laws relating to MSW I and MSW II, their facilities, from time to time, may not be in full compliance with all such laws.
     Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. MSW I and MSW II incur operating costs and capital expenditures related to various environmental protection and monitoring programs. Such expenditures have not had a material adverse effect on the consolidated financial position or results of operations of MSW I and MSW II, respectively. However, federal, state and local regulatory authorities may consider proposals to restrict or tax certain emissions, which proposals, if adopted, could impose additional costs on the operation of MSW I and MSW II.
     Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, the Environmental Protection Agency (“EPA”) notified the Essex facility that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Other Matters
MSW I and MSW II
     MSW I and MSW II are involved in various claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material impact on the future results of operations, cash flows or financial position of MSW I or MSW II.
     Mercury Regulation at Essex. On December 6, 2004, the New Jersey Department of Environmental Protection (“NJDEP”) promulgated regulations applicable to the Essex facility that will make mercury emission requirements more stringent. Specifically, the new regulations increase the required removal efficiency to 85% removal on January 3, 2006 and 95% removal on January 3, 2012, while retaining the alternative limit of 28 micrograms per cubic meter. As a result of the new regulations, there is an increased risk that emission exceedances will occur and therefore an increased probability that additional controls will ultimately be required to prevent such exceedances. MSW I and MSW II believe that the new requirements may at a minimum result in increased operating costs due to increased use of activated carbon in the existing control equipment. MSW I and MSW II have not incurred increased costs to date, but cannot currently determine the likelihood of additional future capital and operating costs being incurred in connection with these changes in regulation, or the total of any such costs. If additional cost is required, it is not anticipated to have a material impact on MSW I or MSW II because the Essex service agreement provides a mechanism for a pass-through to the Port Authority of New York and New Jersey of the majority of any additional capital costs and all operating costs that may be required.
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (“CMW”). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”).
     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $0.5 million annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20 million fund limit is adequate for its intended purpose. Discussions between Semass Partnership and Wankinco about the Fund limit are ongoing; no arbitration has been commenced. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the six months ended June 30, 2006 and the year ended December 31, 2005, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of June 30, 2006 and December 31, 2005, the balance in the Fund was approximately $17.8 million and $17.3 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.
     MSW I and MSW II and certain of their subsidiaries have issued or are party to performance guarantees and related contractual

Notes to Condensed Consolidated Financial Statements (Unaudited)
support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities. MSW I and MSW II and certain of their subsidiaries have issued guarantees to municipal clients and other parties that their subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. MSW I and MSW II have not recorded any amount as a liability in their condensed consolidated balance sheet as of June 30, 2006 as they believe that they have not incurred such liability at the date of the financial statements. If MSW I and MSW II are asked to perform under one or more such guarantees, their liability for damages upon contract termination could be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
MSW I
     Agreements dated June 30, 2003 between MSW I and Duke Capital Corporation (the “Duke Agreement”) and the related escrow agreement entered into as of the same date, each have been terminated effective as of June 14, 2006. MSW I’s liability related to the Duke Agreement has been adjusted to recognize a reduction of an obligation of MSW I and the termination of the excess liability. See Note 4 — Intangible Assets and Goodwill of the Notes to Condensed Consolidated Financial Statements for the adjustment made to the purchase price allocation in connection with the termination of the Duke Agreement.
Note 10. Employee Compensation and Benefit Plans
Stock Option Plan
MSW I and MSW II
     During 2005, the MSW I and MSW II stock plans were cancelled as a result of the Acquisition and there were no stock options or shares of restricted stock outstanding as of December 31, 2005. The employees of MSW I and MSW II are eligible to participate in Covanta’s equity award plans. Certain employees are covered under comparable Covanta long-term incentive plans, which costs are allocated to MSW I and MSW II from Covanta.
     On August 11, 2004, the Board of Directors of Covanta ARC Holdings adopted the 2004 Stock Option Plan (the “2004 Plan”), effective January 1, 2004, as further modified on September 16, 2004. The 2004 Plan was designed to link the interests of former officers of Covanta ARC Holdings (who were also the senior management of Covanta Ref-Fuel) to the interests of Covanta ARC Holdings shareholders through the granting of options to purchase stock of Covanta ARC Holdings. Covanta ARC Holdings was at that time a privately held company. During 2004, Covanta ARC Holdings granted 13,199 options to the executive officers of Covanta Ref-Fuel under the 2004 Plan, with a weighted average exercise price per share of $1,189.51.
     On January 31, 2005, in conjunction with the Acquisition, the Board of Directors of Covanta ARC Holdings and optionees under the 2004 Plan adopted an Option Modification Agreement (“OMA”). Under the terms of the OMA, immediately prior to the Acquisition, the 2004 Plan was terminated, and on June 24, 2005, a cash payment representing all outstanding options granted or ungranted, but authorized under the terms of the 2004 Plan, together with certain amounts due and anticipated under other long term compensation plans, was made in the amount of approximately $30.2 million and was recorded as compensation expense prior to the Acquisition.

Notes to Condensed Consolidated Financial Statements (Unaudited)
     MSW I and MSW II applied the recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for their stock-based compensation plans. No compensation cost was recognized for the 2004 Plan during the period from January 1 through June 24, 2005.
Note 11. Correction of a Presentation Error in Prior Period
     On August 15, 2005, MSW I and MSW II each filed their respective Quarterly Reports on Form 10-Q for the fiscal quarter ended June 30, 2005. The statements of operations for the period from April 1 through June 24, 2005, for each of MSW I and MSW II, did not consistently reclassify amortization of below market contracts as a reduction to depreciation and amortization expense in order to conform with Covanta’s statement of operations presentation. These reclassified amounts did not adjust operating income or net income for the period from April 1 through June 24, 2005. The statements of operations for the period from January 1 through June 24, 2005 included in such Form 10-Qs did conform with Covanta’s presentation and contain immaterial reclassifications.
     The following reclassifications were made to the statement of operations for the period from April 1 through June 24, 2005 (in thousands of dollars):
MSW I

	As Previously
	Reported For the		As Restated For the
	Period from April 1		Period from April 1
	through		through
	June 24, 2005	Reclassifications	June 24, 2005

Operating Revenues
Waste and service revenues	$76,452	$(133)	$76,319
Electricity and steam sales	54,007	(14,631)	39,376

Total operating revenues	130,459	(14,764)	115,695
Operating Expenses
Plant operating expenses	46,902	—	46,902
Depreciation and amortization expense	42,058	(14,764)	27,294
Net interest expense on project debt	6,645	—	6,645
General and administrative expenses	33,470	—	33,470
Gain on asset retirements	(867)	—	(867)

Total operating expenses	128,208	(14,764)	113,444

Operating income	2,251	—	2,251
Other Income (Expense)
Interest income	519	—	519
Interest expense	(8,529)	—	(8,529)

Total other expenses	(8,010)	—	(8,010)

Loss before income tax benefit and minority interests	(5,759)	—	(5,759)
Income tax benefit	2,242	—	2,242
Minority interests	464	—	464

Net Loss	$(3,053)	$—	$(3,053)

Notes to Condensed Consolidated Financial Statements (Unaudited)
MSW II

	As Previously
	Reported For the		As Restated For the
	Period from April 1		Period from April 1
	through		through
	June 24, 2005	Reclassifications	June 24, 2005

Operating Revenues
Waste and service revenues	$76,452	$(133)	$76,319
Electricity and steam sales	54,007	(14,631)	39,376

Total operating revenues	130,459	(14,764)	115,695
Operating Expenses
Plant operating expenses	46,902	—	46,902
Depreciation and amortization expense	42,058	(14,764)	27,294
Net interest expense on project debt	6,645	—	6,645
General and administrative expenses	33,413	—	33,413
Gain on asset retirements	(867)	—	(867)

Total operating expenses	128,151	(14,764)	113,387

Operating income	2,308	—	2,308
Other Income (Expense)
Interest income	477	—	477
Interest expense	(7,965)	—	(7,965)

Total other expenses	(7,488)	—	(7,488)

Loss before income tax benefit and minority interests	(5,180)	—	(5,180)
Income tax benefit	2,109	—	2,109
Minority interests	288	—	288

Net Loss	$(2,783)	$—	$(2,783)

Note 12. Related Party Transactions
MSW I and MSW II
     As a result of the Acquisition, Covanta and its subsidiaries became affiliates of MSW I and MSW II. As of June 30, 2006 and December 31, 2005, MSW I had a net payable to affiliate of $10.8 million and $4.2 million, respectively, and MSW II had a net payable to affiliate of $10.8 million and $4.2 million, respectively, which related to certain costs that were paid on behalf of MSW I and MSW II by their affiliates. The affiliate balances are and will continue to be cash settled, and relate to services in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion addresses the financial condition of MSW Energy Holdings LLC (collectively herein with its subsidiaries “MSW I”) and MSW Energy Holdings II LLC (collectively herein with its subsidiaries “MSW II”) as of June 30, 2006, and its results of operations for the three and six months ended June 30, 2006, compared with the same period last year. It should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto for the period ended June 30, 2006 which is included elsewhere in this quarterly report. Additionally, it should be read in conjunction with the MSW I and MSW II Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 and Management’s Discussion and Analysis included in their respective Annual Reports on Form 10-K for the year ended December 31, 2005. MSW Energy Finance Co., Inc. (“MSW Energy Finance”), a Delaware corporation and wholly-owned subsidiary of MSW I, was formed in June 2003 solely for the purpose of serving as a co-issuer of the MSW I 8.50% Senior Notes due 2010. Other than serving as a co-issuer of the MSW I senior notes, MSW Energy Finance does not have any operations or assets and does not have any revenues. MSW Energy Finance Co. II, Inc. (“MSW Energy Finance II”), a Delaware corporation and wholly-owned subsidiary of MSW II, was formed in August 2003 solely for the purpose of serving as a co-issuer of the MSW II 7.375% Senior Notes due 2010. Other than serving as a co-issuer of the MSW II senior notes, MSW Energy Finance II does not have any operations or assets and does not have any revenues.
     The preparation of interim financial statements necessarily relies heavily on estimates. Due to the use of estimates and certain other factors, such as the seasonal nature of portions of the MSW I and MSW II businesses as well as competitive and other market conditions, MSW I and MSW II do not believe that interim results of operations are indicative of full year results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
     On June 24, 2005, Covanta Holding Corporation (“Covanta”), a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta Energy”), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of Covanta ARC Holdings, Inc. (“Covanta ARC Holdings”) (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Covanta, Covanta ARC Holdings and the stockholders of Covanta ARC Holdings. As a result of the Acquisition, Covanta, through Covanta Energy, owns 100% of the voting securities of Covanta ARC Holdings.
     Covanta Energy paid approximately $747 million, including transaction costs, for the shares of Covanta ARC Holdings and assumed the consolidated net debt of Covanta ARC Holdings, which was approximately $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting” (“EITF D-97”), the MSW I and MSW II financial statements reflect the effects of their change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the statements of operations and the statements of cash flows for the period from January 1, 2005 through June 24, 2005, reflect the results of MSW I and MSW II prior to purchase accounting adjustments and the balance sheet at December 31, 2005 and the statement of operations and statement of cash flows for the three and six months ended June 30, 2006 and for the period from June 25 through June 30, 2005, reflect the impact of the purchase price allocation arising from the Acquisition.

     The following chart reflects a simplified ownership structure of MSW I, MSW Energy Finance, MSW II and MSW Energy Finance II. Unless otherwise noted, ownership interests are 100%:
     Covanta ARC LLC (“Covanta ARC”), a wholly-owned subsidiary of Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel”) owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, Covanta ARC owns or controls six waste-to-energy facilities located in the northeastern United States (the “ARC operating facilities”). The subsidiaries of Covanta ARC that operate the ARC operating facilities (the “ARC operating companies”) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by the ARC operating facilities.
     The statements of operations, balance sheets and cash flow statements for MSW I and MSW II each include the consolidated results of their respective operations and the results of operations of Covanta Ref-Fuel and its subsidiaries. As shown in the chart above, MSW I and MSW II each own, directly and indirectly, 50% of Covanta Ref-Fuel, which owns 100% of Covanta ARC. As such, the results of operations, balance sheets and cash flow statements for each of MSW I and MSW II include the consolidated results of Covanta Ref-Fuel along with the minority interest adjustment for the corresponding entity’s 50% ownership.
     MSW I and MSW II are organized as holding companies with all of their operations conducted through subsidiaries in the waste and energy services business. As of June 24, 2005, Covanta purchased 100% of the stock of Covanta ARC Holdings. Covanta also conducts its operations through subsidiaries in the waste and energy services business, and the management for MSW I and MSW II, and that of their subsidiaries, is now controlled by Covanta.
     MSW I has issued 8.50% Series B Senior Secured Notes due 2010 and MSW II has issued 7.375% Series B Senior Secured Notes due 2010. MSW I and MSW II rely on cash distributions from their subsidiaries in order to pay periodic debt service when due on their respective senior notes. Their ability to pay such debt service is dependent upon the ability of the ARC operating subsidiaries to generate cash flow for distributions, and upon the ability of their intermediate subsidiary, Covanta ARC, to satisfy financial and other covenants applicable to it under their respective debt arrangements. MSW I and MSW II have historically received sufficient cash distributions to pay periodic debt service on their respective senior notes. For additional detail regarding risks attendant to the businesses of the operating subsidiaries of MSW I and MSW II, see “Risk Factors” in Item 1A of the respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005.
     MSW I and MSW II quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. MSW I and MSW II have typically experienced lower operating income from their projects during the first six months of each year, and higher operating income during the second six months of each year.
     The following discussion of MSW I and MSW II financial condition and operating results should be read in conjunction with the condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q, and in the respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005.

Results of Operations
     The results of operations for MSW I and MSW II for the three and six months ended June 30, 2006 are not comparable to their respective results of operations for the three and six months ended June 30, 2005, due to the revaluation of each of their respective balance sheets as of June 24, 2005 in connection with the Acquisition.
     MSW I and MSW II believe that an understanding of their reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis as if the Acquisition occurred on January 1, 2005. This pro forma supplemental data is presented because MSW I and MSW II believe that it provides a more useful presentation of their financial condition than the data included in their respective historical financial statements. Additionally, these results are presented because MSW I and MSW II believe they may be useful in measuring their respective ability to meet debt service obligations, but they are not necessarily indicative of actual results and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity. The consolidated results of operations for MSW I and MSW II, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. The pro forma reconciliations and description of adjustments are described starting on page 32. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2005 or that may result in the future.
     The results of operations for the period from April 1 through June 24, 2005 and June 25 through June 30, 2005 have been combined for the three months ended June 30, 2005 and the results of operations for the period from January 1 through June 24, 2005 and June 25 through June 30, 2005 have been combined for the six months ended June 30, 2005 for informational and comparative purposes only. It is not appropriate under United States generally accepted accounting principles (“US GAAP”) to combine two different bases of accounting; however, in order to provide a more useful comparison, these periods have been combined in the discussion below.
MSW I
Results of Operations — Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

	For the Three Months Ended June 30,
	Reported		Pro Forma
	2006	2005*	2006	2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$85,307	$82,011	$85,307	$83,202
Electricity and steam sales	44,404	42,344	44,404	42,344

Total operating revenues	129,711	124,355	129,711	125,546
Operating Expenses
Plant operating expenses	48,829	49,671	48,829	51,100
Depreciation and amortization expense	30,745	29,229	30,745	29,779
Net interest expense on project debt	6,680	7,103	6,680	7,693
General and administrative expenses	6,263	33,728	6,263	5,359
Loss (gain) on asset retirement	878	(867)	878	(867)

Total operating expenses	93,395	118,864	93,395	93,064

Operating income	$36,316	$5,491	$36,316	$32,482

*	Represents the combined period of June 25 through June 30, 2005 and April 1 through June 24, 2005.
Comparison of Reported Results for the Three Months Ended June 30, 2006 vs. Combined Results for the Three Months Ended June 30, 2005
Total Operating Revenues. Total operating revenues were $129.7 million for the three months ended June 30, 2006, an increase of $5.3 million when compared to the same period in the prior year.
Waste and service revenues increased by $3.3 million due primarily to favorable pricing during the three months ended June 30, 2006, compared to the same period in 2005. Electricity and steam sales increased by $2.0 million for the three months ended June 30, 2006, compared to the same period in 2005 due primarily to improved energy pricing.
Total Operating Expenses. Total operating expenses were $93.4 million for the three months ended June 30, 2006, a decrease of $25.5 million when compared to the same period in the prior year. The reduction was primarily attributable to an expense in the three months ended June 30, 2005 of $30.2 million related to payments made to Covanta ARC Holdings management, in connection with the Acquisition, which did not occur in the same period of the current year, offset by normal expense escalations and a loss on asset retirements in the current period of $0.9 million compared to a gain on asset retirements of $0.9 million in the same period of the prior year.
Operating Income. Total operating income was $36.3 million for the three months ended June 30, 2006, an increase of $30.8 million from the same period in 2005.
Comparison of Pro Forma Results for the Three Months Ended June 30, 2006 vs. Pro Forma Results for the Three Months Ended June 30, 2005
Total Operating Revenues. Total operating revenues were $129.7 million for the three months ended June 30, 2006, an increase of $4.2 million over the comparable prior year period. Waste and service revenues were $85.3 million for the three months ended June 30, 2006, an increase of $2.1 million when compared to the same period in 2005. The increase in waste and service revenue was primarily attributable to favorable pricing and higher scrap metal pricing during the three months ended June 30, 2006 when compared to the same period in 2005.
Electricity and steam sales were $44.4 million for the three months ended June 30, 2006, an increase of $2.1 million compared to the same period in 2005. This increase was primarily attributable to improved energy pricing in 2006 as compared to the same period in 2005.
Plant Operating Expenses. Plant operating expenses were $48.8 million for the three months ended June 30, 2006, a decrease of $2.3 million as compared to the prior year period. The decrease was primarily due to scope and timing of scheduled plant maintenance and cost reduction initiatives as compared to the same period from prior year.
Net Interest Expense on Project Debt. Net interest expense on project debt decreased approximately $1.0 million for the three months ended June 30, 2006 primarily as a result of lower project debt, as compared to the three months ended June 30, 2005.
Results of Operations — Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

	For the Six Months Ended June 30,
	Reported		Pro Forma
	2006	2005*	2006	2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$159,808	$154,484	$159,808	$156,344
Electricity and steam sales	87,344	82,628	87,344	82,628

Total operating revenues	247,152	237,112	247,152	238,972
Operating Expenses
Plant operating expenses	112,671	106,385	112,671	109,522
Depreciation and amortization expense	61,053	58,967	61,053	59,685
Net interest expense on project debt	13,567	14,422	13,567	15,648
General and administrative expenses	12,867	40,003	12,867	11,230
Loss on asset retirement	878	519	878	519

Total operating expenses	201,036	220,296	201,036	196,604

Operating income	$46,116	$16,816	$46,116	$42,368

*	Represents the combined period of June 25 through June 30, 2005 and January 1 through June 24, 2005.
Comparison of Reported Results for the Six Months Ended June 30, 2006 vs. Combined Results for the Six Months Ended June 30, 2005
Total Operating Revenues. Total operating revenues were $247.1 million for the six months ended June 30, 2006, an increase of $10.0 million when compared to the same period in the prior year.
Waste and service revenues increased by $5.3 million due primarily to favorable pricing during the six months ended June 30, 2006, compared to the same period in 2005. Electricity and steam sales increased by $4.7 million for the six months ended June 30, 2006, compared to the same period in 2005 due primarily to improved energy pricing.
Total Operating Expenses. Total operating expenses were $201.0 million for the six months ended June 30, 2006, a decrease of $19.3 million when compared to the same period in the prior year. The reduction was primarily attributable to an expense in the three months ended June 30, 2005 of $30.2 million related to payments made to Covanta ARC Holdings management, in connection with the Acquisition, which did not occur in the same period of the current year, offset by normal expense escalations.

Operating Income. Total operating income was $46.1 million for the six months ended June 30, 2006, an increase of $29.3 million from the same period in 2005.
Comparison of Pro Forma Results for the Six Months Ended June 30, 2006 vs. Pro Forma Results for the Six Months Ended June 30, 2005
Total Operating Revenues. Total operating revenues were $247.1 million for the six months ended June 30, 2006, an increase of $8.1 million over the comparable prior year period. Waste and service revenues were $159.8 million for the six months ended June 30, 2006, an increase of $3.4 million when compared to the same period in 2005. The increase in waste and service revenue was primarily attributable to favorable pricing and higher scrap metal pricing during the six months ended June 30, 2006 when compared to the same period in 2005.
Electricity and steam sales were $87.3 million for the six months ended June 30, 2006, an increase of $4.7 million compared to the same period in 2005. This increase was primarily attributable to improved energy pricing in 2006 as compared to the same period in 2005.
Plant Operating Expenses. Plant operating expenses were $112.7 million for the six months ended June 30, 2006, an increase of $3.1 million as compared to the prior year period. The increase was primarily due to normal expense escalations, offset by cost reduction initiatives in the current period as compared to the period from the prior year.
Net Interest Expense on Project Debt. Net interest expense on project debt decreased approximately $2.0 million for the six months ended June 30, 2006 primarily as a result of lower project debt, as compared to the six months ended June 30, 2005.
MSW II
Results of Operations — Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

	For the Three Months Ended June 30,
	Reported		Pro Forma
	2006	2005*	2006	2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$85,307	$82,011	$85,307	$83,202
Electricity and steam sales	44,404	42,344	44,404	42,344

Total operating revenues	129,711	124,355	129,711	125,546
Operating Expenses
Plant operating expenses	48,829	49,671	48,829	51,100
Depreciation and amortization expense	30,745	29,229	30,745	29,779
Net interest expense on project debt	6,680	7,103	6,680	7,693
General and administrative expenses	6,235	33,665	6,235	5,296
Loss (gain) on asset retirement	878	(867)	878	(867)

Total operating expenses	93,367	118,801	93,367	93,001

Operating income	$36,344	$5,554	$36,344	$32,545

*	Represents the combined period of June 25 through June 30, 2005 and April 1 through June 24, 2005.
Comparison of Reported Results for the Three Months Ended June 30, 2006 vs. Combined Results for the Three Months Ended June 30, 2005
Total Operating Revenues. Total operating revenues were $129.7 million for the three months ended June 30, 2006, an increase of $5.3 million when compared to the same period in the prior year.
Waste and service revenues increased by $3.3 million due primarily to favorable pricing during the three months ended June 30, 2006, compared to the same period in 2005. Electricity and steam sales increased by $2.0 million for the three months ended June 30, 2006, compared to the same period in 2005 due primarily to improved energy pricing.
Total Operating Expenses. Total operating expenses were $93.4 million for the three months ended June 30, 2006, a decrease of $25.5 million when compared to the same period in the prior year. The reduction was primarily attributable to an expense in the three months ended June 30, 2005 of $30.2 million related to payments made to Covanta ARC Holdings management, in connection with the Acquisition, which did not occur in the same period of the current year, offset by normal expense escalations and a loss on asset retirements in the current period of $0.9 million compared to a gain on asset retirements of $0.9 million in the same period of the prior year.

Operating Income. Total operating income was $36.3 million for the three months ended June 30, 2006, an increase of $30.8 million from the same period in 2005.
Comparison of Pro Forma Results for the Three Months Ended June 30, 2006 vs. Pro Forma Results for the Three Months Ended June 30, 2005
Total Operating Revenues. Total operating revenues were $129.7 million for the three months ended June 30, 2006, an increase of $4.2 million over the comparable prior year period. Waste and service revenues were $85.3 million for the three months ended June 30, 2006, an increase of $2.1 million when compared to the same period in 2005. The increase in waste and service revenue was primarily attributable to favorable pricing and higher scrap metal pricing during the three months ended June 30, 2006 when compared to the same period in 2005.
Electricity and steam sales were $44.4 million for the three months ended June 30, 2006, an increase of $2.1 million compared to the same period in 2005. This increase was primarily attributable to improved energy pricing in 2006 as compared to the same period in 2005.
Plant Operating Expenses. Plant operating expenses were $48.8 million for the three months ended June 30, 2006, a decrease of $2.3 million as compared to the prior year period. The decrease was primarily due to the scope and timing of scheduled plant maintenance and cost reduction initiatives as compared to the period from the prior year.
Net Interest Expense on Project Debt. Net interest expense on project debt decreased approximately $1.0 million for the three months ended June 30, 2006 primarily as a result of lower project debt, as compared to the three months ended June 30, 2005.
Results of Operations — Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

	For the Six Months Ended June 30,
	Reported		Pro Forma
	2006	2005*	2006	2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$159,808	$154,484	$159,808	$156,344
Electricity and steam sales	87,344	82,628	87,344	82,628

Total operating revenues	247,152	237,112	247,152	238,972
Operating Expenses
Plant operating expenses	112,671	106,385	112,671	109,522
Depreciation and amortization expense	61,053	58,967	61,053	59,685
Net interest expense on project debt	13,567	14,422	13,567	15,648
General and administrative expenses	12,823	39,882	12,823	11,109
Loss on asset retirement	878	519	878	519

Total operating expenses	200,992	220,175	200,992	196,483

Operating income	$46,160	$16,937	$46,160	$42,489

*	Represents the combined period of June 25 through June 30, 2005 and January 1 through June 24, 2005.
Comparison of Reported Results for the Six Months Ended June 30, 2006 vs. Combined Results for the Six Months Ended June 30, 2005
Total Operating Revenues. Total operating revenues were $247.1 million for the six months ended June 30, 2006, an increase of $10.0 million when compared to the same period in the prior year.
Waste and service revenues increased by $5.3 million due primarily to favorable pricing during the six months ended June 30, 2006, compared to the same period in 2005. Electricity and steam sales increased by $4.7 million for the six months ended June 30, 2006, compared to the same period in 2005 due primarily to improved energy pricing.
Total Operating Expenses. Total operating expenses were $201.0 million for the six months ended June 30, 2006, a decrease of $19.2 million when compared to the same period in the prior year. The reduction was primarily attributable to an expense in the three months ended June 30, 2005 of $30.2 million related to payments made to Covanta ARC Holdings management, in connection with the Acquisition, which did not occur in the same period of the current year, offset by normal expense escalations.
Operating Income. Total operating income was $46.2 million for the six months ended June 30, 2006, an increase of $29.2 million from the same period in 2005.

Comparison of Pro Forma Results for the Six Months Ended June 30, 2006 vs. Pro Forma Results for the Six Months Ended June 30, 2005
Total Operating Revenues. Total operating revenues were $247.1 million for the six months ended June 30, 2006, an increase of $8.1 million over the comparable prior year period. Waste and service revenues were $159.8 million for the six months ended June 30, 2006, an increase of $3.4 million when compared to the same period in 2005. The increase in waste and service revenue was primarily attributable to favorable pricing and higher scrap metal pricing during the six months ended June 30, 2006 when compared to the same period in 2005.
Electricity and steam sales were $87.3 million for the six months ended June 30, 2006, an increase of $4.7 million compared to the same period in 2005. This increase was primarily attributable to improved energy pricing in 2006 as compared to the same period in 2005.
Plant Operating Expenses. Plant operating expenses were $112.7 million for the six months ended June 30, 2006, an increase of $3.2 million as compared to the prior year period. The increase was primarily due to normal expense escalations, offset by cost reduction initiatives in the current period as compared to the period from the prior year.
Net Interest Expense on Project Debt. Net interest expense on project debt decreased approximately $2.0 million for the six months ended June 30, 2006 primarily as a result of lower project debt, as compared to the six months ended June 30, 2005.
Pro Forma Reconciliations
MSW I

	Reported Three		Pro Forma Three
	Months Ended	Pro Forma	Months Ended
	June 30, 2005*	Adjustments	June 30, 2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$82,011	$1,191	$83,202
Electricity and steam sales	42,344	—	42,344

Total operating revenues	124,355	1,191	125,546
Operating Expenses
Plant operating expenses	49,671	1,429	51,100
Depreciation and amortization expense	29,229	550	29,779
Net interest expense on project debt	7,103	590	7,693
General and administrative expenses	33,728	(28,369)	5,359
Loss on asset retirements	(867)	—	(867)

Total operating expenses	118,864	(25,800)	93,064

Operating income	$5,491	$26,991	$32,482

*	Represents the combined period of June 25 through June 30, 2005 and April 1 through June 24, 2005.

	Reported Six		Pro Forma Six
	Months Ended	Pro Forma	Months Ended
	June 30, 2005*	Adjustments	June 30, 2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$154,484	$1,860	$156,344
Electricity and steam sales	82,628	—	82,628

Total operating revenues	237,112	1,860	238,972
Operating Expenses
Plant operating expenses	106,385	3,137	109,522
Depreciation and amortization expense	58,967	718	59,685
Net interest expense on project debt	14,422	1,226	15,648
General and administrative expenses	40,003	(28,773)	11,230
Loss on asset retirements	519	—	519

Total operating expenses	220,296	(23,692)	196,604

Operating income	$16,816	$25,552	$42,368

*	Represents the combined period of June 25 through June 30, 2005 and January 1 through June 24, 2005.

MSW II

	Reported Three		Pro Forma Three
	Months Ended	Pro Forma	Months Ended
	June 30, 2005*	Adjustments	June 30, 2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$82,011	$1,191	$83,202
Electricity and steam sales	42,344	—	42,344

Total operating revenues	124,355	1,191	125,546
Operating Expenses
Plant operating expenses	49,671	1,429	51,100
Depreciation and amortization expense	29,229	550	29,779
Net interest expense on project debt	7,103	590	7,693
General and administrative expenses	33,665	(28,369)	5,296
Loss on asset retirements	(867)	—	(867)

Total operating expenses	118,801	(25,800)	93,001

Operating income	$5,554	$26,991	$32,545

*	Represents the combined period of June 25 through June 30, 2005 and April 1 through June 24, 2005.

	Reported Six		Pro Forma Six
	Months Ended	Pro Forma	Months Ended
	June 30, 2005*	Adjustments	June 30, 2005
	(Unaudited, in thousands of dollars)
Operating Revenues
Waste and service revenues	$154,484	$1,860	$156,344
Electricity and steam sales	82,628	—	82,628

Total operating revenues	237,112	1,860	238,972
Operating Expenses
Plant operating expenses	106,385	3,137	109,522
Depreciation and amortization expense	58,967	718	59,685
Net interest expense on project debt	14,422	1,226	15,648
General and administrative expenses	39,882	(28,773)	11,109
Loss on asset retirements	519	—	519

Total operating expenses	220,175	(23,692)	196,483

Operating income	$16,937	$25,552	$42,489

*	Represents the combined period of June 25 through June 30, 2005 and January 1 through June 24, 2005.
Notes to Pro Forma Reconciliations
Pro Forma Assumptions
     The unaudited pro forma condensed combined financial statements reflect the following assumptions:
•	Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of Covanta ARC Holdings’ capital stock on January 1, 2005 following the same terms as the Acquisition. As a result of this assumption, each of the respective assets and liabilities of MSW I and MSW II were assumed to be stated at their acquired fair value as of January 1, 2005.
Pro Forma Adjustments
     The following is a summary of the pro forma adjustments made:
•	Waste and service revenues: To record additional revenues prior to June 25, 2005 as a result of conforming debt service revenue recognition to Covanta’s debt service revenue recognition policy, which policy has been implemented for the periods subsequent to June 25, 2005.

•	Plant operating expenses: To record as rent expense the net impact of the change in the fair value of the lease for the Delaware Valley facility as of January 1, 2005.

•	Depreciation and amortization expense: To reverse historical depreciation and amortization expense and record pro forma depreciation and amortization expense based on fair values assigned to property, plant and equipment, amortizable intangible assets and waste contract liabilities as part of the Acquisition.

•	General and administrative expenses: To reverse compensation and related expenses associated with the MSW I and MSW II executives in the periods prior to the Acquisition. Additionally, the expense associated with the MSW I and MSW II headquarters was removed. An estimated allocation of overhead expenses for certain Covanta key senior management, as well as building services was added.

•	Net interest expense on project debt: To reverse the prior amortization of the project debt and to record the impact of the fair value adjustment as a result of the Acquisition.
Liquidity and Capital Resources
MSW I and MSW II
     As of June 30, 2006, the assets of MSW I and MSW II related primarily to their indirect membership interests in the ARC operating facilities. Covanta ARC and the ARC operating facilities have historically generated adequate funds from operations for working capital requirements, capital spending, debt repayments and dividend payouts. Accordingly, MSW I and MSW II’s performance and source of future liquidity will depend solely on cash distributions, if any, from Covanta ARC and the ARC operating facilities. MSW I and MSW II will need to continue to receive sufficient ongoing cash distributions from these entities in order to pay principal and interest on their respective senior notes, however such distributions are not assured. Interest only is payable throughout the term of their respective senior notes with principal and unpaid interest payable at maturity on September 1, 2010.
Sources and Uses of Cash for the Six Months Ended June 30, 2006
     A condensed statement of cash flows follows (unaudited, in thousands of dollars):
      MSW I

	For the Six	For the Period From	For the Period From
	Months Ended	June 25 through	January 1 through
	June 30, 2006	June 30, 2005	June 24, 2005

Net cash provided by (used in):
Operating Activities	$73,895	$6,189	$39,586
Investing Activities	(8,833)	—	(22,577)
Financing Activities	(82,482)	11,609	(81,783)

Net (decrease) increase in cash and cash equivalents	(17,420)	17,798	(64,774)
Cash and cash equivalents, beginning of period	48,895	21,536	86,310

Cash and cash equivalents, end of period	$31,475	$39,334	$21,536

Operating Activities
     The net cash provided by operating activities was $73.9 million for the six months ended June 30, 2006, compared to $45.8 million for the combined six months ended June 30, 2005. The increase in net cash provided by operating activities was primarily attributable to a payment of $30.2 million made to Covanta ARC Holdings management in the six months ended June 30, 2005, which did not recur in the current period.
Investing Activities
     MSW I’s net cash used in investing activities was $8.8 million for the six months ended June 30, 2006, compared to $22.6 million for the combined six months ended June 30, 2005. Capital expenditures were the primary use of cash from investing activities and were $9.0 million and $25.2 million for the six months ended June 30, 2006 and the combined six months ended June 30, 2005, respectively.
Financing Activities
     The net cash used in financing activities was $82.5 million for the six months ended June 30, 2006, compared to $70.2 million for the combined six months ended June 30, 2005. Cash used in the current period primarily related to $17.7 million of repayments of project debt, a $22.4 million repayment of intermediate debt, distributions of $25.5 million to MSW I’s members and $26.4 million paid to holders of minority interests. This use of cash was partially offset by a net receipt of $9.5 million relating to restricted cash and investment activity which was used to fund project debt payments. Cash used in the combined six months ended June 30, 2005 primarily related to $29.2 million of repayments of project debt, a $6.0 million repayment of intermediate debt, distributions of $19.4 million to MSW I’s members and $25.1 million paid to holders of minority interests. This use of cash was partially offset by a net receipt of $9.5 million relating to restricted cash and investment activity which was used to fund project debt payments.

Duke Agreement
     Agreements dated June 30, 2003 between MSW I and Duke Capital Corporation (the “Duke Agreement”) and the related escrow agreement entered into as of the same date, each have been terminated effective as of June 14, 2006. MSW I’s liability related to the Duke Agreement has been adjusted to recognize a reduction of an obligation of MSW I and the termination of the excess liability. See Note 4 — Intangible Assets and Goodwill of the Notes to Condensed Consolidated Financial Statements for the adjustment made to the purchase price allocation in connection with the termination of the Duke Agreement.
      MSW II

	For the Six	For the Period From	For the Period From
	Months Ended	June 25 through	January 1 through
	June 30, 2006	June 30, 2005	June 24, 2005
Net cash provided by (used in):
Operating Activities	$73,640	$8,711	$39,713
Investing Activities	(8,833)	—	(22,577)
Financing Activities	(82,169)	9,111	(81,920)

Net (decrease) increase in cash and cash equivalents	(17,362)	17,822	(64,784)
Cash and cash equivalents, beginning of period	48,844	21,563	86,347

Cash and cash equivalents, end of period	$31,482	$39,385	$21,563

Operating Activities
     MSW II’s net cash provided by operating activities was $73.6 million for the six months ended June 30, 2006, compared to $48.4 million for the combined six months ended June 30, 2005. The increase in net cash provided by operating activities was primarily attributable to a payment of $30.2 million made to Covanta ARC Holdings management in the six months ended June 30, 2005, which did not recur in the current period.
Investing Activities
     MSW II’s net cash used in investing activities was $8.8 million for the six months ended June 30, 2006, compared to $22.6 million for the combined six months ended June 30, 2005. Capital expenditures were the primary use of cash from investing activities and were $9.0 million and $25.2 million for the six months ended June 30, 2006 and the combined six months ended June 30, 2005, respectively.
Financing Activities
     The net cash used in financing activities was $82.2 million for the six months ended June 30, 2006, compared to $72.8 million for the combined six months ended June 30, 2005. Cash used in the current period primarily related to $17.7 million of repayments of project debt, $22.4 million of repayments for intermediate debt, distributions of $17.5 million to MSW II’s member and $26.4 million paid to holders of minority interests. This use of cash was partially offset by a net receipt of $1.8 million relating to restricted cash and investment activity which was used to fund project debt payments. Cash used in the combined six months ended June 30, 2005 primarily related to $29.2 million of repayments of project debt, a $6.0 million repayment of intermediate debt, distributions of $19.4 million to MSW II’s member, $25.1 million paid to holders of minority interests. This use of cash was partially offset by a net receipt of $6.9 million relating to restricted cash and investment activity which was used to fund project debt payments.
Debt Covenants
MSW I and MSW II
     The indentures under which each of the MSW I and MSW II senior notes were issued contain certain restrictions which will, among other things, prevent MSW I and MSW II each from incurring additional indebtedness, making restricted payments, making investments, selling assets or merging with other companies, subject to certain exceptions. Each of the MSW I and MSW II senior notes are redeemable with the payment of certain stated make whole amounts before September 1, 2007 and, thereafter, at the face amount of such senior notes, plus accrued interest. Restricted payments are not permitted unless certain ratio covenants based on the proportionate ownership of Covanta Ref-Fuel have been met. As of June 30, 2006, MSW I and MSW II were in compliance with all of their respective debt covenants.

Critical Accounting Policies
MSW I and MSW II
     In preparing their respective condensed consolidated financial statements in accordance with US GAAP, MSW I and MSW II are required to use judgment in making estimates and assumptions that affect the amounts reported in their respective financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of the critical accounting policies of MSW I and MSW II are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See the Discussion of Critical Accounting Policies in Item 7 of the respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     See Note 2 — New Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements for information related to new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The item has been intentionally omitted as allowed under General Instruction H(2)(c) on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
MSW I and MSW II
     As of June 30, 2006, the management of each of MSW I and MSW II, with the participation of the Chief Executive Officer and Chief Financial Officer of each respective company, have reviewed and evaluated the effectiveness of their respective disclosure controls and procedures, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. The disclosure controls and procedures for MSW I and MSW II are designed to reasonably assure that information required to be disclosed in reports they file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of each respective company, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, management of each of MSW I and MSW II have concluded that the disclosure controls and procedures for each of MSW I and MSW II were effective as of June 30, 2006.
     Management of MSW I and MSW II, with the participation of its Chief Executive Officer and Chief Financial Officer of each respective company, believes that its disclosure controls and procedures are effective to provide such reasonable assurance.
     The management of MSW I and MSW II, including the Chief Executive Officer and Chief Financial Officer of each respective company, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
MSW I and MSW II
     See Note 9. Commitments and Contingent Liabilities of the Notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors for MSW I or MSW II from those disclosed in Item 1A of their respective Annual Reports on Form 10-K for the year ended December 31, 2005.
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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
12.1	MSW Energy Holdings LLC — Statement re Computation of Ratio of Earnings to Fixed Charges.

12.2	MSW Energy Holdings II LLC — Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings LLC.

31.2	15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings LLC.

31.3	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co., Inc.

31.4	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co., Inc.

31.5	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC.

31.6	15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings II LLC.

31.7	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.

31.8	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co. II, Inc.

32.1	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings LLC.

32.2	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co., Inc.

32.3	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II LLC.

32.4	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.

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

Date: August 3, 2006

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
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: August 3, 2006

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY HOLDINGS II LLC
By:	/s/ Craig D. Abolt
Craig D. Abolt
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: August 3, 2006

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co. II, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY FINANCE CO. II, INC.
By:	/s/ Craig D. Abolt
Craig D. Abolt
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: August 3, 2006

EXHIBIT INDEX

Exhibit
Number	Description
12.1	MSW Energy Holdings LLC — Statement re Computation of Ratio of Earnings to Fixed Charges.

12.2	MSW Energy Holdings II LLC — Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings LLC.

31.2	15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings LLC.

31.3	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co., Inc.

31.4	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co., Inc.

31.5	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC.

31.6	15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings II LLC.

31.7	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.

31.8	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co. II, Inc.

32.1	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings LLC.

32.2	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co., Inc.

32.3	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II LLC.

32.4	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.