Form 10-Q
period 2006-09-30
MSW ENERGY HOLDINGS LLC; MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC; MSW ENERGY FINANCE CO INC
filed 2006-10-30
CIK 1261679, 1276517, 1276518, 1261680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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

MSW Energy Holdings LLC: MSW Energy Finance Co., Inc: MSW Energy Holdings II LLC: MSW Energy Finance Co. II, Inc:	Large accelerated filer ☐ Large accelerated filer ☐ Large accelerated filer ☐ Large accelerated filer ☐	Accelerated filer ☐ Accelerated filer ☐ Accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☑ Non-accelerated filer ☑ Non-accelerated filer ☑ Non-accelerated filer ☑

Indicate by check mark whether any of the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

MSW Energy Holdings LLC: MSW Energy Finance Co., Inc: MSW Energy Holdings II LLC: MSW Energy Finance Co. II, Inc:	None, as of the close of business on October 30, 2006
100 shares of Common Stock, as of the close of business on October 30, 2006
None, as of the close of business on October 30, 2006
100 shares of Common Stock, as of the close of business on October 30, 2006

MSW Energy Holdings LLC, MSW Energy Finance Co., Inc., MSW Energy Holdings II LLC and MSW Energy Finance Co. II, Inc. meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

Cautionary Note Regarding Forward — Looking Statements		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Financial Statements	4
	MSW Energy Holdings LLC and Subsidiaries	4
	MSW Energy Holdings II LLC and Subsidiaries	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

OTHER
Signatures		39
Statement Regarding Computation of Ratio of Earnings to Fixed Charges
Statement Regarding Computation of Ratio of Earnings to Fixed Charges
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification

Cautionary Note Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of MSW Energy Holdings LLC (together with its subsidiaries, “MSW I”), and MSW Energy Holdings II LLC (together with its subsidiaries, “MSW II”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. MSW I and MSW II caution investors that any forward-looking statements made by MSW I and MSW II are not guarantees nor are they indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to MSW I and MSW II, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of their respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005 and in other securities filings by MSW I and MSW II and in Item 1A of Covanta Holding Corporation’s (“Covanta”) Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A of Part II of Covanta’s Quarterly Report on form 10-Q for the quarter ended September 30, 2006 and in other securities filings by Covanta.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005

Operating Revenues
Waste and service revenues	$82,507	$81,719
Electricity and steam sales	46,580	43,482

Total operating revenues	129,087	125,201

Operating Expenses
Plant operating expenses	45,932	47,028
Depreciation and amortization expense	30,108	26,802
Net interest expense on project debt	6,451	7,692
General and administrative expenses	6,412	3,704
Loss (gain) on asset retirements	29	(494)

Total operating expenses	88,932	84,732

Operating income	40,155	40,469

Other Income (Expense)
Interest income	779	350
Interest expense	(7,319)	(8,514)

Total other expenses	(6,540)	(8,164)

Income before income tax expense and minority interests	33,615	32,305
Income tax expense	(6,214)	(5,963)
Minority interests	(18,762)	(18,408)

Net Income	$8,639	$7,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Nine	For the Period from	For the Period from
	Months Ended	June 25 through	January 1 through
	September 30, 2006	September 30, 2005	June 24, 2005
Operating Revenues
Waste and service revenues	$242,315	$87,411	$148,792
Electricity and steam sales	133,924	46,450	79,660

Total operating revenues	376,239	133,861	228,452

Operating Expenses
Plant operating expenses	158,603	49,797	103,616
Depreciation and amortization expense	91,161	28,737	57,032
Net interest expense on project debt	20,018	8,150	13,964
General and administrative expenses	19,279	3,962	39,745
Loss (gain) on asset retirements	907	(494)	519

Total operating expenses	289,968	90,152	214,876

Operating income	86,271	43,709	13,576

Other Income (Expense)
Interest income	1,692	388	1,076
Interest expense	(20,768)	(9,130)	(17,553)

Total other expenses	(19,076)	(8,742)	(16,477)

Income (loss) before income tax (expense) benefit and minority interests	67,195	34,967	(2,901)
Income tax (expense) benefit	(11,711)	(6,440)	2,761
Minority interests	(39,178)	(19,922)	(3,637)

Net Income (Loss)	$16,306	$8,605	$(3,777)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	As of
	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$46,233	$48,895
Restricted funds held in trust	71,361	74,095
Accounts receivable (less allowances of $3,293 and $2,267)	73,335	73,994
Prepaid expenses and other current assets	18,840	16,542

Total current assets	209,769	213,526
Property, plant and equipment, net	1,868,693	1,928,144
Intangible assets, net	246,590	271,787
Goodwill	217,548	255,927
Restricted funds held in trust	123,519	123,483
Other assets	10,116	10,254

Total assets	$2,676,235	$2,803,121

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable trade	$5,241	$3,007
Accounts payable to related party, net	9,479	4,243
Current portion of intermediate debt	31,825	45,997
Current portion of project debt	45,315	59,668
Other current liabilities	56,519	69,470

Total current liabilities	148,739	182,385
Intermediate debt	393,558	404,567
Project debt	674,788	699,056
Deferred income taxes	179,510	165,417
Other liabilities	159,471	176,184

Total liabilities	1,555,706	1,627,609
Commitments and contingencies (Note 9)
Minority interests	753,866	779,637
Members’ equity
Total members’ equity	366,663	395,875

Total liabilities and members’ equity	$2,676,235	$2,803,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
For The Nine Months Ended September 30, 2006
(Unaudited, in thousands of dollars)

Members’
Equity

Balance, December 31, 2005	$395,875
Adjustments to purchase accounting, net of tax	(6,323)
Distribution paid to members	(39,195)
Net income	16,306

Balance, September 30, 2006	$366,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of dollars)

	For the Nine	For the Period from	For the Period from
	Months Ended	June 25 through	January 1 through
	September 30, 2006	September 30, 2005	June 24, 2005
Cash flows from operating activities
Net income (loss)	$16,306	$8,605	$(3,777)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	91,161	28,737	57,032
Deferred income taxes	4,989	2,199	8,380
Revenue contract levelization	3,312	1,007	692
Amortization of lease liability	2,245	748	(1,593)
Amortization of debt premium and deferred financing costs	(9,674)	(3,020)	(5,287)
Interest on loss contracts	(991)	462	1,069
Loss (gain) on asset retirements	907	(494)	519
Minority interests	39,178	19,922	3,637
Amortization of deferred revenue	—	(6)	(75)
Changes in assets and liabilities:
Accounts receivable, net	659	1,916	(4,211)
Prepaid expenses and other current assets	(2,524)	(274)	(2,732)
Other long-term assets	30	(1,186)	(2,944)
Accounts payable trade and other current liabilities	(2,747)	2,754	(15,901)
Accounts payable to related party, net	5,236	758	—
Accrued interest payable	(7,102)	(5,584)	5,626
Other long-term liabilities	(2,747)	405	(849)

Net cash provided by operating activities	138,238	56,949	39,586

Cash flows from investing activities
Purchase of property, plant and equipment	(10,058)	(1,898)	(25,228)
Acquisition of Duke minority interest	—	(1,307)	—
Proceeds from sale of assets	243	487	2,651

Net cash used in investing activities	(9,815)	(2,718)	(22,577)

Cash flows from financing activities
Decrease (increase) in restricted funds held in trust	2,698	7,203	(8,110)
Principal payments of intermediate debt	(22,400)	(10,257)	—
Principal payments of project debt	(31,767)	(13,089)	(29,178)
Distributions paid to members	(39,195)	(3,824)	(19,395)
Distributions paid to holders of minority interests in consolidated subsidiary	(40,421)	(15,883)	(25,100)

Net cash used in financing activities	(131,085)	(35,850)	(81,783)

Net (decrease) increase in cash and cash equivalents	(2,662)	18,381	(64,774)
Cash and cash equivalents, beginning of period	48,895	21,536	86,310

Cash and cash equivalents, end of period	$46,233	$39,917	$21,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005

Operating Revenues
Waste and service revenues	$82,507	$81,719
Electricity and steam sales	46,580	43,482

Total operating revenues	129,087	125,201

Operating Expenses
Plant operating expenses	45,932	47,028
Depreciation and amortization expense	30,108	26,802
Net interest expense on project debt	6,451	7,692
General and administrative expenses	6,424	3,682
Loss (gain) on asset retirements	29	(494)

Total operating expenses	88,944	84,710

Operating income	40,143	40,491

Other Income (Expense)
Interest income	737	293
Interest expense	(7,610)	(8,354)

Total other expenses	(6,873)	(8,061)

Income before income tax expense and minority interests	33,270	32,430
Income tax expense	(6,070)	(6,056)
Minority interests	(18,762)	(18,321)

Net Income	$8,438	$8,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of dollars)

	For the Nine	For the Period from	For the Period from
	Months Ended	June 25 through	January 1 through
	September 30, 2006	September 30, 2005	June 24, 2005
Operating Revenues
Waste and service revenues	$242,315	$87,411	$148,792
Electricity and steam sales	133,924	46,450	79,660

Total operating revenues	376,239	133,861	228,452

Operating Expenses
Plant operating expenses	158,603	49,797	103,616
Depreciation and amortization expense	91,161	28,737	57,032
Net interest expense on project debt	20,018	8,150	13,964
General and administrative expenses	19,247	3,932	39,630
Loss (gain) on asset retirements	907	(494)	519

Total operating expenses	289,936	90,122	214,761

Operating income	86,303	43,739	13,691

Other Income (Expense)
Interest income	1,529	327	1,012
Interest expense	(22,630)	(8,930)	(16,394)

Total other expenses	(21,101)	(8,603)	(15,382)

Income (loss) before income tax (expense) benefit and minority interests	65,202	35,136	(1,691)
Income tax (expense) benefit	(10,878)	(6,546)	2,317
Minority interests	(39,178)	(19,842)	(3,690)

Net Income (Loss)	$15,146	$8,748	$(3,064)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	As of
	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$46,251	$48,844
Restricted funds held in trust	71,334	71,513
Accounts receivable (less allowances of $3,293 and $2,267)	73,335	73,994
Prepaid expenses and other current assets	18,814	16,543

Total current assets	209,734	210,894
Property, plant and equipment, net	1,868,693	1,928,144
Intangible assets, net	246,590	271,787
Goodwill	217,548	255,927
Restricted funds held in trust	123,519	118,301
Other assets	10,099	10,254

Total assets	$2,676,183	$2,795,307

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable trade	$5,241	$3,009
Accounts payable to related party, net	9,479	4,243
Current portion of intermediate debt	30,549	44,721
Current portion of project debt	45,315	59,668
Other current liabilities	55,732	67,001

Total current liabilities	146,316	178,642
Intermediate debt	418,150	428,202
Project debt	674,788	699,056
Deferred income taxes	263,101	260,369
Other liabilities	159,471	150,583

Total liabilities	1,661,826	1,716,852
Commitments and contingencies (Note 9)
Minority interests	753,866	779,637
Member’s equity
Total member’s equity	260,491	298,818

Total liabilities and member’s equity	$2,676,183	$2,795,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
For The Nine Months Ended September 30, 2006
(Unaudited, in thousands of dollars)

Member’s
Equity

Balance, December 31, 2005	$298,818
Adjustments to purchase accounting, net of tax	(22,325)
Distribution paid to member	(31,148)
Net income	15,146

Balance, September 30, 2006	$260,491

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of dollars)

	For the Nine	For the Period from	For the Period from
	Months Ended	June 25 through	January 1 through
	September 30, 2006	September 30, 2005	June 24, 2005
Cash flows from operating activities
Net income (loss)	$15,146	$8,748	$(3,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	91,161	28,737	57,032
Deferred income taxes	4,985	2,200	910
Revenue contract levelization	3,312	1,007	692
Amortization of lease liability	2,245	748	(1,593)
Amortization of debt premium and deferred financing costs	(8,717)	(2,700)	(5,182)
Loss (gain) on asset retirements	907	(494)	519
Minority interests	39,178	19,842	3,690
Amortization of deferred revenue	—	(7)	(75)
Changes in assets and liabilities:
Accounts receivable, net	659	1,916	(4,211)
Prepaid expenses and other current assets	(2,497)	(235)	(2,893)
Other long-term assets	47	(1,186)	(2,943)
Accounts payable trade and other current liabilities	(3,595)	5,224	(7,912)
Accounts payable to related party, net	5,236	759	—
Accrued interest payable	(7,074)	(5,348)	5,515
Other long-term liabilities	(2,996)	407	(772)

Net cash provided by operating activities	137,997	59,618	39,713

Cash flows from investing activities
Purchase of property, plant and equipment	(10,058)	(1,898)	(25,228)
Proceeds from sale of assets	243	487	2,651

Net cash used in investing activities	(9,815)	(1,411)	(22,577)

Cash flows from financing activities
(Increase) decrease in restricted funds held in trust	(5,039)	7,248	(8,273)
Principal payments of intermediate debt	(22,400)	(6,909)	—
Principal payments of project debt	(31,767)	(13,089)	(29,178)
Distributions paid to member	(31,148)	(11,262)	(19,469)
Distributions paid to holders of minority interests in consolidated subsidiary	(40,421)	(15,820)	(25,000)

Net cash used in financing activities	(130,775)	(39,832)	(81,920)

Net (decrease) increase in cash and cash equivalents	(2,593)	18,375	(64,784)
Cash and cash equivalents, beginning of period	48,844	21,563	86,347

Cash and cash equivalents, end of period	$46,251	$39,938	$21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Organization and Basis of Presentation

Organization

MSW Energy Holdings LLC

MSW Energy Holdings LLC, a Delaware limited liability company (collectively herein with its subsidiaries “MSW I”) and currently a subsidiary of Covanta ARC Holdings Inc. (“Covanta ARC Holdings”), was formed in March 2003 for the purpose of acquiring a 50% indirect membership interest in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel”). At the initial closing on June 30, 2003, MSW I acquired MSW Energy Hudson LLC (“MSW Hudson”), which held a 49.8% membership interest in Covanta Ref-Fuel. MSW I had agreed to acquire MSW Energy Erie LLC, formerly known as Duke Energy Erie LLC (“Erie”), a wholly-owned subsidiary of Duke Energy Corporation (“Duke”) that held an additional 0.2% membership interest in Covanta Ref-Fuel within two years and six months after the purchase of MSW Hudson. MSW I consummated this transaction and acquired the remaining 0.2% membership interest on September 30, 2005. MSW Energy Finance Co., Inc. (“MSW Energy Finance”), a Delaware corporation and wholly-owned subsidiary of MSW I, was formed in June 2003 solely for the purpose of serving as a co-issuer of the MSW I 8.50% Senior Notes due 2010 described below. Other than serving as a co-issuer of the MSW I 8.50% Senior Notes due 2010, MSW Energy Finance does not have any operations or assets and does not have any revenues.

MSW Energy Holdings II LLC

MSW Energy Holdings II LLC, a Delaware limited liability company (collectively herein with its subsidiaries “MSW II”), and its wholly-owned subsidiary MSW Energy Finance Co. II, Inc. (“MSW Energy Finance II”), a Delaware corporation, were formed in August 2003 for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC, MSW II’s then indirect parent, with and into an indirect, wholly-owned subsidiary of Covanta ARC Holdings (the “Merger”). After the Merger, Covanta Ref-Fuel II Corp. (“Covanta Ref-Fuel II”), a Delaware corporation and an indirect subsidiary of Covanta ARC Holdings, became a subsidiary of MSW II. The Merger was completed on December 12, 2003, and after the completion of the Merger, MSW II held a direct 49.9% capital interest in Covanta Ref-Fuel and wholly-owned Covanta Ref-Fuel II, which owned a 0.1% capital interest in Covanta Ref-Fuel. Both interests were contributed to MSW II by Covanta ARC Holdings. Other than serving as a co-issuer of the MSW II 7.375% Senior Notes due 2010, MSW Energy Finance II does not have any operations or assets and does not have any revenues.

MSW I and MSW II

The following chart reflects a simplified ownership structure of MSW I, MSW Energy Finance, MSW II and MSW Energy Finance II. Unless otherwise noted, ownership interests are 100%:

Notes to Condensed Consolidated Financial Statements — (Unaudited)

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

Covanta Energy paid approximately $747 million, including transaction costs, for the shares of Covanta ARC Holdings and assumed the consolidated net debt of Covanta ARC Holdings, which was approximately $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting” (“EITF D-97”), the financial statements of MSW I and MSW II reflect the effects of their change in ownership and the new owner’s basis in the net assets and liabilities acquired. Further, the change in basis in the net assets and liabilities acquired, including goodwill that was recorded in connection with the Acquisition, was pushed down to Covanta ARC and certain of its subsidiaries in accordance with EITF D-97. As a result, the statement of operations and the statement of cash flows for the period from January 1 through June 24, 2005 reflect the results of operations prior to purchase accounting adjustments and the balance sheet at December 31, 2005, the statements of operations for the three and nine months ended September 30, 2006 and for the period from June 25 through September 30, 2005 and statements of cash flows for the nine months ended September 30, 2006 and for the period from June 25 through September 30, 2005, reflect the impact of the purchase price allocation arising from the Acquisition.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. In presenting the unaudited condensed consolidated

Notes to Condensed Consolidated Financial Statements — (Unaudited)

financial statements, management made estimates and assumptions that affected the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying condensed consolidated financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to the current year’s presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005.

Note 2.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. MSW I and MSW II are currently evaluating the potential impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. MSW I and MSW II are currently evaluating the impact of this statement on its consolidated financial statements.

Note 3.  Business Combinations

MSW I and MSW II

In connection with the Acquisition, the assets of Covanta ARC Holdings were valued by independent appraisers in order to assist Covanta management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired on June 24, 2005.

Notes to Condensed Consolidated Financial Statements — (Unaudited)

In recording the Acquisition and in accordance with EITF D-97, MSW I and MSW II recorded incremental fair value of $290.4 million and $158.1 million, respectively, as an addition to MSW I members’ equity and MSW II member’s equity, respectively, and applied the respective fair value of the acquisitions in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The following table summarizes the purchase price allocation of the assets acquired and the liabilities assumed (in thousands of dollars):

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

As a result of the Acquisition, liabilities were recorded relating to the closure of its headquarters of approximately $2.1 million and for severance and other compensation in the amount of $9.0 million. As of September 30, 2006 the remaining restructuring liability is approximately $4.4 million.

Pro Forma Information

The following summarized results represent the unaudited pro forma results as if the Acquisition had occurred on January 1, 2005. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Acquisition actually occurred on the same terms on January 1, 2005 (in thousands of dollars):

MSW I

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pro Forma	2006	2005	2006	2005

Total operating revenues	$129,087	$125,201	$376,239	$364,173
Income before income tax expense and minority interests	$33,615	$31,749	$67,195	$62,096

Notes to Condensed Consolidated Financial Statements — (Unaudited)

MSW II

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pro Forma	2006	2005	2006	2005

Total operating revenues	$129,087	$125,201	$376,239	$364,173
Income before income tax expense and minority interests	$33,270	$31,449	$65,202	$60,188

Note 4.	Intangible Assets and Goodwill

MSW I and MSW II

Intangible assets for each of MSW I and MSW II consisted of the following (in thousands of dollars):

		As of
	Useful Life (Years)	September 30, 2006	December 31, 2005

Waste and energy contracts	3 — 10	$194,562	$194,562
Lease interest	23	71,845	71,845
Landfill	7	17,985	17,985
Other intangibles	Indefinite	3,029	3,029

		287,421	287,421
Accumulated amortization		(40,831)	(15,634)

Intangible assets, net		$246,590	$271,787

Amortization expense for each of MSW I and MSW II for the three and nine months ended September 30, 2006 was $8.4 million and $25.2 million, respectively. The following table details the amortization expense for each of MSW I and MSW II associated with intangible assets expected to be included in the statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Lease Interest
	Energy	and
	Contracts	Landfill	Totals

Remainder of 2006	$6,872	$1,047	$7,919
2007	27,489	5,125	32,614
2008	27,478	5,125	32,603
2009	23,933	5,125	29,058
2010	13,593	5,125	18,718
2011	13,171	5,125	18,296
Thereafter	47,701	56,652	104,353

Total	$160,237	$83,324	$243,561

Notes to Condensed Consolidated Financial Statements — (Unaudited)

Goodwill

MSW I and MSW II

In connection with the Acquisition, approximately $217.5 million of goodwill related to each of MSW I and MSW II was recorded, which represented the total consideration paid in excess of the fair value of net tangible and intangible assets acquired in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” The changes in the carrying value of goodwill for MSW I and MSW II for the nine months ended September 30, 2006 are as follows (in thousands of dollars):

	MSW I	MSW II

Balance, December 31, 2005	$255,927	$255,927
Purchase accounting adjustments
Duke liability	(27,358)	—
Waste contract liability	12,140	12,140
Fair value adjustment through equity	(6,323)	(22,325)
Minority interest	(24,528)	(24,528)
Deferred income taxes	9,108	(2,248)
Other	(1,418)	(1,418)

Balance, September 30, 2006	$217,548	$217,548

See “MSW I” of Note 9 — Commitments and Contingencies for a discussion of the Duke liability termination.

Note 5.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands of dollars):

MSW I

	As of
	September 30, 2006	December 31, 2005

Accrued interest expense	$15,618	$22,720
Accrued expenses	20,072	22,928
Incentive plan accruals	2,290	3,135
Compensation liabilities	6,589	11,307
Duke liability	—	2,500
Other	11,950	6,880

Total other current liabilities	$56,519	$69,470

See “MSW I” of Note 9 — Commitments and Contingencies for a discussion of the Duke liability termination.

Notes to Condensed Consolidated Financial Statements — (Unaudited)

MSW II

	As of
	September 30, 2006	December 31, 2005

Accrued interest expense	$15,609	$22,683
Accrued expenses	20,034	22,894
Incentive plan accruals	2,290	3,135
Compensation liabilities	6,589	11,307
Other	11,210	6,982

Total other current liabilities	$55,732	$67,001

Note 6.	Financing Arrangements

Intermediate debt consisted of the following (in thousands of dollars):

MSW I

	As of
	September 30, 2006	December 31, 2005

8.50% Senior Notes due 2010	$195,785	$195,785
6.26% Covanta ARC Senior Notes due 2015	211,600	234,000
Unamortized premium	17,998	20,779

Total intermediate debt	425,383	450,564
Less: current portion (includes $4,125 and $3,997 of unamortized premium, respectively)	31,825	45,997

Total long-term portion of intermediate debt	$393,558	$404,567

MSW II

	As of
	September 30, 2006	December 31, 2005

7.375% Senior Notes due 2010	$224,100	$224,100
6.26% Covanta ARC Senior Notes due 2015	211,600	234,000
Unamortized premium	12,999	14,823

Total intermediate debt	448,699	472,923
Less: current portion (includes $2,849 and $2,721 of unamortized premium, respectively)	30,549	44,721

Total long-term portion of intermediate debt	$418,150	$428,202

Notes to Condensed Consolidated Financial Statements — (Unaudited)

MSW I and MSW II

Project debt for MSW I and MSW II consisted of the following (in thousands of dollars):

	As of
	September 30, 2006	December 31, 2005

Project debt related to Service Fee Structure:
5.125 — 5.50% Seconn project debt due 2015	$53,705	$53,705
6.45% Seconn Corporate Credit Bonds — 1992 Series A due 2022	30,000	30,000
5.50% Seconn Corporate Credit Bonds I Series A and II Series A due 2015	13,500	13,500
5.248 — 7.375% Essex project debt due 2020	69,373	83,422

Subtotal	166,578	180,627
Unamortized premium	8,224	10,901

Total Service Fee Structure related project debt	174,802	191,528

Tip fee structure related Project debt:
5.45 — 5.625% Niagara Series 2001 due 2015	165,010	165,010
5.00% Hempstead Corporate Credit Bonds due 2010	42,670	42,670
4.875 — 5.00% Hempstead project debt due 2009	123,625	123,625
5.50 — 5.625% Semass Series 2001A due 2016	134,345	134,345
5.25 — 5.50% Semass Series 2001B due 2010	57,580	75,250

Subtotal	523,230	540,900
Unamortized premium	21,919	26,097

Total Tip Fee Structure related project debt	545,149	566,997

Other obligations	152	199

Total project debt	720,103	758,724
Less: current portion (includes $8,329 and $8,600 of unamortized premium, respectively)	45,315	59,668

Total long-term portion of project debt	$674,788	$699,056

Project debt associated with the financing of facilities is generally arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds.

Certain of the debt agreements held by MSW I and MSW II and each of their subsidiaries contain restrictions on cash distributions, new borrowings and require certain defined leverage ratios and adjusted cash flow coverage ratios. As of September 30, 2006, MSW I and MSW II were in compliance with the provisions of their respective intermediate and project debt obligations. Substantially all of the assets and revenues of the ARC operating facilities owned or controlled and operated by subsidiaries of MSW I and MSW II are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation, the Covanta ARC senior notes would be repaid prior to the repayment of the respective MSW I or MSW II senior notes.

Notes to Condensed Consolidated Financial Statements — (Unaudited)

Note 7.	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands of dollars):

MSW I

	Amortization	As of
	Period (Years)	September 30, 2006	December 31, 2005

Waste contracts	1 — 17	$136,122	$132,371
Duke liability	N/A	—	25,602
Energy contract levelization	11	5,379	2,068
Landfill liabilities and asset retirement obligations	8	16,959	11,577
Incentive plan accruals	N/A	959	2,724
Other	N/A	52	1,842

Total other noncurrent liabilities		$159,471	$176,184

MSW II

	Amortization	As of
	Period (Years)	September 30, 2006	December 31, 2005

Waste contracts	1 — 17	$136,122	$132,371
Energy contract levelization	11	5,379	2,068
Landfill liabilities and asset retirement obligations	8	16,959	11,577
Incentive plan accruals	N/A	959	2,724
Other	N/A	52	1,843

Total other noncurrent liabilities		$159,471	$150,583

MSW I and MSW II

In connection with the Acquisition, certain waste contracts acquired were determined to be “below market” and therefore were recorded at their fair market values, in accordance with SFAS 141, based upon discounted cash flows using currently available information.

Amortization of the below market waste contracts for the three and nine months ended September 30, 2006 was $2.9 million and $8.4 million, respectively. The following table lists the amortization associated with the below market waste contracts liability expected to be included in the statement of operations for each of the years indicated (in thousands of dollars):

Below Market
Waste Contracts

Remainder of 2006	$2,909
2007	11,631
2008	11,644
2009	11,719
2010	11,831
2011	11,890
Thereafter	74,498

Total	$136,122

Notes to Condensed Consolidated Financial Statements — (Unaudited)

Note 8.	Income Taxes

The components of the income tax (expense) benefit consisted of the following (in thousands of dollars):

MSW I

	For the	For the Period from	For the Period from
	Nine Months Ended	June 25 through	January 1 through
	September 30, 2006	September 30, 2005	June 24, 2005
Current provision	$(6,722)	$(4,241)	$11,141
Deferred provision	(4,989)	(2,199)	(8,380)

Total consolidated income tax (expense) benefit	$(11,711)	$(6,440)	$2,761

MSW II

	For the	For the Period from	For the Period from
	Nine Months Ended	June 25 through	January 1 through
	September 30, 2006	September 30, 2005	June 24, 2005
Current provision	$(5,893)	$(4,346)	$3,227
Deferred provision	(4,985)	(2,200)	(910)

Total consolidated income tax (expense) benefit	$(10,878)	$(6,546)	$2,317

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

Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws may also impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. MSW I and MSW II incur operating costs and

Notes to Condensed Consolidated Financial Statements — (Unaudited)

capital expenditures related to various environmental protection and monitoring programs. Such expenditures have not had a material adverse effect on the consolidated financial position or results of operations of MSW I and MSW II, respectively. However, federal, state and local regulatory authorities may consider proposals to restrict or tax certain emissions, which proposals, if adopted, could impose additional costs on the operation of MSW I and MSW II.

Lower Passaic River Study.  By letters dated August 13, 2004 and May 3, 2005, the Environmental Protection Agency (“EPA”) notified the Essex facility that it was potentially liable under Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17-mile stretch of river in northern New Jersey. Essex is one of at least 60 potentially responsible parties (“PRPs”) named thus far. EPA alleged that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. EPA’s notice letters stated that Essex may be liable for costs related to a proposed remedial investigation and feasibility study (“RI/FS”) of the Lower Passaic River, for certain past costs incurred by EPA and for unspecified natural resource damages. Essex entered into an arrangement with EPA and the cooperating PRP group of which Essex is a member to settle the potential liability Essex might have for the $2.8 million in past costs incurred by EPA, and for the $10 million then estimated by EPA as the cost of the RI/FS by contributing $0.25 million to the cost of the RI/FS and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group. It is anticipated that additional contributions to the cost of the RI/FS will be required of PRP’s, including Essex, as the RI/FS proceeds through its predicted completion in 2010. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damages.

Other Matters

MSW I and MSW II

MSW I and MSW II are involved in various claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material impact on the future results of operations, cash flows or financial position of MSW I or MSW II.

Mercury Regulation at Essex.  On December 6, 2004, the New Jersey Department of Environmental Protection (“NJDEP”) promulgated regulations applicable to the Essex facility that will make mercury emission requirements more stringent. Specifically, the new regulations increase the required removal efficiency to 85% removal on January 3, 2006 and 95% removal on January 3, 2012, while retaining the alternative limit of 28 micrograms per cubic meter. As a result of the new regulations, there is an increased risk that emission exceedances will occur and therefore an increased probability that additional controls will ultimately be required to prevent such exceedances. MSW I and MSW II believe that the new requirements may at a minimum result in increased operating costs due to increased use of activated carbon in the existing control equipment. MSW I and MSW II have not incurred increased costs to date as the facility is in compliance with the currently applicable mercury regulations, but cannot currently determine the likelihood of additional future capital and operating costs being incurred to maintain compliance with those changes in regulations, or the total of any such costs. If additional cost is required, it is not anticipated to have a material impact on MSW I or MSW II because the Essex service agreement provides a mechanism for a pass-through to the Port Authority of New York and New Jersey for the majority of any additional capital costs and all operating costs that may be required.

CMW Landfill.  Semass Partnership, a 90% owned subsidiary of Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (“CMW”). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”).

In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to

Notes to Condensed Consolidated Financial Statements — (Unaudited)

make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $0.5 million annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20 million fund limit is adequate for its intended purpose. Discussions between Semass Partnership and Wankinco about the Fund limit are ongoing; no arbitration has been commenced. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of September 30, 2006 and December 31, 2005, the balance in the Fund was approximately $18.0 million and $17.3 million, respectively, and was included in the long-term portion of restricted funds held in trust. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.

MSW I and MSW II and certain of their subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities. MSW I and MSW II and certain of their subsidiaries have issued guarantees to municipal clients and other parties that their subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. MSW I and MSW II have not recorded any amount as a liability in their condensed consolidated balance sheet as of September 30, 2006 as they believe that they have not incurred such liability at the date of the financial statements. If MSW I and MSW II are asked to perform under one or more such guarantees, their liability for damages upon contract termination could be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

MSW I

Agreements dated June 30, 2003 between MSW I and Duke Capital Corporation (the “Duke Agreement”) and the related escrow agreement entered into as of the same date have been terminated effective as of June 14, 2006. MSW I’s liability related to the Duke Agreement has been adjusted to recognize a reduction of an obligation of MSW I and the termination of the excess liability. See Note 4 — Intangible Assets and Goodwill of the Notes to Condensed Consolidated Financial Statements for the adjustment made to the purchase price allocation in connection with the termination of the Duke Agreement.

Notes to Condensed Consolidated Financial Statements — (Unaudited)

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

On January 31, 2005, in conjunction with the Acquisition, the Board of Directors of Covanta ARC Holdings and optionees under the 2004 Plan adopted an Option Modification Agreement (“OMA”). Under the terms of the OMA, immediately prior to the Acquisition, the 2004 Plan was terminated, and on June 24, 2005, a cash payment representing all outstanding options granted or ungranted, but authorized under the terms of the 2004 Plan, together with certain amounts due and anticipated under other long-term compensation plans, was made in the amount of approximately $30.2 million and was recorded as compensation expense prior to the Acquisition.

MSW I and MSW II applied the recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for their stock-based compensation plans. No compensation cost was recognized for the 2004 Plan during the period from January 1 through June 24, 2005.

Note 11.	Related Party Transactions

MSW I and MSW II

As a result of the Acquisition, Covanta and its subsidiaries became affiliates of MSW I and MSW II. As of September 30, 2006 and December 31, 2005, MSW I had a net payable to affiliate of $9.5 million and $4.2 million, respectively, and MSW II had a net payable to affiliate of $9.5 million and $4.2 million, respectively, which related to certain costs that were paid on behalf of MSW I and MSW II by their affiliates. The affiliate balances are and will continue to be cash settled, and relate to services in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of MSW Energy Holdings LLC (collectively herein with its subsidiaries “MSW I”) and MSW Energy Holdings II LLC (collectively herein with its subsidiaries “MSW II”) as of September 30, 2006, and its results of operations for the three and nine months ended September 30, 2006, compared with the same periods last year. It should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto for the period ended September 30, 2006 which is included elsewhere in this quarterly report. Additionally, it should be read in conjunction with the MSW I and MSW II Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 and Management’s Discussion and Analysis included in their respective Annual Reports on Form 10-K for the year ended December 31, 2005.

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

MSW Energy Finance Co., Inc. (“MSW Energy Finance”), a Delaware corporation and wholly-owned subsidiary of MSW I, was formed in June 2003 solely for the purpose of serving as a co-issuer of the MSW I 8.50% Senior Notes due 2010 and it does not have any operations, assets or revenues. MSW Energy Finance Co. II, Inc. (“MSW Energy Finance II”), a Delaware corporation and wholly-owned subsidiary of MSW II, was formed in August 2003 solely for the purpose of serving as a co-issuer of the MSW II 7.375% Senior Notes due 2010 and it does not have any operations, assets or revenues.

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

Covanta Energy paid approximately $747 million, including transaction costs, for the shares of Covanta ARC Holdings and assumed the consolidated net debt of Covanta ARC Holdings, which was approximately $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting” (“EITF D-97”), the MSW I and MSW II financial statements reflect the effects of their change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the statements of operations and the statements of cash flows for the period from January 1, 2005 through June 24, 2005, reflect the results of MSW I and MSW II prior to purchase accounting adjustments and the balance sheet at December 31, 2005, the statements of operations for the three and nine months ended September 30, 2006 and for the period from June 25 through September 30, 2005 and statements of cash flows for the nine months ended September 30, 2006 and for the period from June 25 through September 30, 2005, reflect the impact of the purchase price allocation arising from the Acquisition.

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

MSW I has issued 8.50% Senior Notes due 2010 and MSW II has issued 7.375% Senior Notes due 2010. MSW I and MSW II rely on cash distributions from their subsidiaries in order to pay periodic debt service when due on their respective senior notes. Their ability to pay such debt service is dependent upon the ability of the ARC operating subsidiaries to generate cash flow for distributions, and upon the ability of their intermediate subsidiary, Covanta ARC, to satisfy financial and other covenants applicable to it under their respective debt arrangements. MSW I and MSW II have historically received sufficient cash distributions to pay periodic debt service on their respective senior notes. For additional detail regarding risks attendant to the businesses of the operating subsidiaries of MSW I and MSW II, see “Risk Factors” in Item 1A of the respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005.

MSW I and MSW II quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. MSW I and MSW II have typically experienced lower operating income from their projects during the first six months of each year when they conduct their plant maintenance and higher operating income during the second six months of each year.

The following discussion of MSW I and MSW II financial condition and operating results should be read in conjunction with the condensed consolidated financial statements and related notes appearing in this Quarterly

Report on Form 10-Q, and in the respective MSW I and MSW II Annual Reports on Form 10-K for the year ended December 31, 2005.

Results of Operations

The results of operations for MSW I and MSW II for the nine months ended September 30, 2006 are not comparable to their respective results of operations for the nine months ended September 30, 2005, due to the revaluation of each of their respective balance sheets as of June 24, 2005 in connection with the Acquisition. The respective results of operations for MSW I and MSW II for the three months ended September 30, 2006 and 2005 are comparable as both periods have reflected the revaluation of each of their respective balance sheets in connection with the acquisition.

MSW I and MSW II believe that an understanding of their reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis as if the Acquisition occurred on January 1, 2005. This pro forma supplemental data is presented because MSW I and MSW II believe that it provides a more useful presentation of their financial condition than the data included in their respective historical financial statements. Additionally, these results are presented because MSW I and MSW II believe they may be useful in measuring their respective ability to meet debt service obligations, but they are not necessarily indicative of actual results and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity. However, the pro forma results are equivalent to reported results for the nine months ended September 30, 2006, as there are no pro forma adjustments for this period. The consolidated results of operations for MSW I and MSW II, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. The pro forma reconciliations and description of adjustments are described starting on page 32. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2005.

The results of operations for the period from January 1 through June 24, 2005 and June 25 through September 30, 2005 have been combined for the nine months ended September 30, 2005 for informational and comparative purposes only. It is not appropriate under United States generally accepted accounting principles (“US GAAP”) to combine two different bases of accounting; however, in order to provide a more useful comparison, these periods have been combined in the discussion below.

MSW I

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	Reported		Reported		Pro Forma
	2006	2005	2006	2005*	2006	2005
	(Unaudited, in thousands of dollars)

Operating Revenue
Waste and service revenues	$82,507	$81,719	$242,315	$236,203	$242,315	$238,063
Electricity and steam sales	46,580	43,482	133,924	126,110	133,924	126,110

Total operating revenues	129,087	125,201	376,239	362,313	376,239	364,173

Operating Expenses
Plant operating expenses	45,932	47,028	158,603	153,413	158,603	156,550
Depreciation and amortization	30,108	26,802	91,161	85,769	91,161	87,592
Net interest expense on project debt	6,451	7,692	20,018	22,114	20,018	23,216
General and administrative expenses	6,412	3,704	19,279	43,707	19,279	14,934
Loss (gain) on asset retirement	29	(494)	907	25	907	25

Total operating expenses	88,932	84,732	289,968	305,028	289,968	282,317

Operating income	$40,155	$40,469	$86,271	$57,285	$86,271	$81,856

*	Represents the combined period of June 25 through September 30, 2005 and January 1 through June 24, 2005.

Comparison of Reported Results for the Three Months Ended September 30, 2006 vs. Reported Results for the Three Months Ended September 30, 2005

Total Operating Revenues.  Total operating revenues were $129.1 million for the three months ended September 30, 2006, an increase of $3.9 million when compared to the same period in the prior year. Waste and service revenues increased by $0.8 million due primarily due to higher volumes and higher scrap metal pricing during the three months ended September 30, 2006, compared to the same period in 2005. Electricity and steam sales increased by $3.1 million for the three months ended September 30, 2006, compared to the same period in 2005 due primarily to improved energy pricing and increased production.

Plant Operating Expenses.  Plant operating expenses were $45.9 million for the three months ended September 30, 2006, a decrease of $1.1 million when compared to the same period in the prior year. This decrease is attributed to cost reduction initiatives.

Net Interest Expense on Project Debt.  Net interest expense on project debt decreased $1.2 million for the three months ended September 30, 2006 primarily as a result of lower project debt balances, as compared to the three months ended September 30, 2005.

General and Administrative Expenses.  General and Administrative expenses were $6.4 million for the three months ended September 30, 2006, an increase of $2.7 million when compared to the same period in the prior year. This increase is due primarily to the allocation of costs for support services received from Covanta ARC Holdings, its parent company, which were not allocated in the same quarter of the prior year.

Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Combined Results for the Nine Months Ended September 30, 2005

Total Operating Revenues.  Total operating revenues were $376.2 million for the nine months ended September 30, 2006, an increase of $13.9 million when compared to the same period in the prior year. Waste and service revenues increased by $6.1 million due primarily to favorable pricing and higher volume during the nine months ended September 30, 2006, compared to the same period in 2005. Electricity and steam sales increased by $7.8 million for the nine months ended September 30, 2006, compared to the same period in 2005 due primarily to improved energy pricing and increased production.

Total Operating Expenses.  Total operating expenses were $289.9 million for the nine months ended September 30, 2006, a decrease of $15.1 million when compared to the same period in the prior year. The reduction was primarily attributable to an expense in the three months ended June 30, 2005 of $30.2 million related to payments made to Covanta ARC Holdings’ management, in connection with the Acquisition, which did not occur in the same period of the current year, offset by normal expense escalations.

Operating Income.  Total operating income was $86.3 million for the nine months ended September 30, 2006, an increase of $29.0 million from the same period in 2005.

Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Pro Forma Results for the Nine Months Ended September 30, 2005

Total Operating Revenues.  Total operating revenues were $376.2 million for the nine months ended September 30, 2006, an increase of $12.1 million over the comparable prior year period. Waste and service revenues were $242.3 million for the nine months ended September 30, 2006, an increase of $4.3 million when compared to the same period in 2005. The increase in waste and service revenue was primarily attributable to favorable pricing and higher volumes and higher scrap metal pricing during the nine months ended September 30, 2006 when compared to the same period in 2005. Electricity and steam sales were $133.9 million for the nine months ended September 30, 2006, an increase of $7.8 million compared to the same period in 2005. This increase was primarily attributable to improved energy pricing and increased production in 2006 as compared to the same period in 2005.

Plant Operating Expenses.  Plant operating expenses were $158.6 million for the nine months ended September 30, 2006, an increase of $2.1 million as compared to the prior year period. The increase was primarily due to normal expense escalations, offset by cost reduction initiatives in the current period as compared to the period from the prior year.

Net Interest Expense on Project Debt.  Net interest expense on project debt decreased approximately $3.2 million for the nine months ended September 30, 2006 primarily as a result of lower project debt balances, as compared to the nine months ended September 30, 2005.

General and Administrative Expenses.  General and Administrative expenses were $19.3 million for the nine months ended September 30, 2006, an increase of $4.3 million when compared to the same period in the prior year. This increase is due primarily to the allocation of costs for support services received from Covanta ARC Holdings, its parent company, which were not allocated in the same period of the prior year.

MSW II

	Three Months Ended September 30,		Nine Months Ended September 30,
	Reported		Reported		Pro Forma
	2006	2005	2006	2005*	2006	2005
	(Unaudited, in thousands of dollars)

Operating Revenue
Waste and service revenues	$82,507	$81,719	$242,315	$236,203	$242,315	$238,063
Electricity and steam sales	46,580	43,482	133,924	126,110	133,924	126,110

Total operating revenues	129,087	125,201	376,239	362,313	376,239	364,173

Operating Expenses
Plant operating expenses	45,932	47,028	158,603	153,413	158,603	156,550
Depreciation and amortization	30,108	26,802	91,161	85,769	91,161	87,592
Net interest expense on project debt	6,451	7,692	20,018	22,114	20,018	23,216
General and administrative expenses	6,424	3,682	19,247	43,562	19,247	14,791
Loss (gain) on asset retirement	29	(494)	907	25	907	25

Total operating expenses	88,944	84,710	289,936	304,883	289,936	282,174

Operating income	$40,143	$40,491	$86,303	$57,430	$86,303	$81,999

*	Represents the combined period of June 25 through September 30, 2005 and January 1 through June 24, 2005.

Comparison of Reported Results for the Three Months Ended September 30, 2006 vs. Reported Results for the Three Months Ended September 30, 2005

Total Operating Revenues.  Total operating revenues were $129.1 million for the three months ended September 30, 2006, an increase of $3.9 million over the comparable prior year period. Waste and service revenues increased $0.8 million due primarily due to higher volumes and higher scrap metal pricing during the three months ended September 30, 2006, compared to the same period in 2005. Electricity and steam sales increased $3.1 million for the three months ended September 30, 2006, compared to the same period in 2005 due primarily to improved energy pricing and increased production.

Plant Operating Expenses.  Plant operating expenses were $45.9 million for the three months ended September 30, 2006, a decrease of $1.1 million when compared to the same period in the prior year. This decrease is attributed to cost reduction initiatives.

Net Interest on Project Debt.  Net interest expense on project debt decreased $1.2 million for the three months ended September 30, 2006 primarily as a result of lower project debt balances, as compared to the three months ended September 30, 2005.

General and Administrative Expenses.  General and Administrative expenses were $6.4 million for the three months ended September 30, 2006, an increase of $2.7 million when compared to the same period in the prior year. This increase is due primarily to the allocation of costs for support services received from Covanta ARC Holdings, its parent company, which were not allocated in the same quarter of the prior year.

Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Combined Results for the Nine Months Ended September 30, 2005

Total Operating Revenues.  Total operating revenues were $376.2 million for the nine months ended September 30, 2006, an increase of $13.9 million when compared to the same period in the prior year. Waste and service revenues increased by $6.1 million due primarily to favorable pricing and higher volumes during the nine months ended September 30, 2006, compared to the same period in 2005. Electricity and steam sales increased by $7.8 million for the nine months ended September 30, 2006, compared to the same period in 2005 due primarily to improved energy pricing and increased production.

Total Operating Expenses.  Total operating expenses were $289.9 million for the nine months ended September 30, 2006, a decrease of $14.9 million when compared to the same period in the prior year. The reduction was primarily attributable to an expense in the three months ended June 30, 2005 of $30.2 million related to payments made to Covanta ARC Holdings management, in connection with the Acquisition, which did not occur in the same period of the current year, offset by normal expense escalations.

Operating Income.  Total operating income was $86.3 million for the nine months ended September 30, 2006, an increase of $28.8 million from the same period in 2005.

Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Pro Forma Results for the Nine Months Ended September 30, 2005

Total Operating Revenues.  Total operating revenues were $376.2 million for the nine months ended September 30, 2006, an increase of $12.1 million over the comparable prior year period. Waste and service revenues were $242.3 million for the nine months ended September 30, 2006, an increase of $4.3 million when compared to the same period in 2005. The increase in waste and service revenue was primarily attributable to favorable pricing and higher volumes and higher scrap metal pricing during the nine months ended September 30, 2006 when compared to the same period in 2005. Electricity and steam sales were $133.9 million for the nine months ended September 30, 2006, an increase of $7.8 million compared to the same period in 2005. This increase was primarily attributable to improved energy pricing and increased production in 2006 as compared to the same period in 2005.

Plant Operating Expenses.  Plant operating expenses were $158.6 million for the nine months ended September 30, 2006, an increase of $2.1 million as compared to the prior year period. The increase was primarily due to normal expense escalations, offset by cost reduction initiatives in the current period as compared to the period from the prior year.

Net Interest Expense on Project Debt.  Net interest expense on project debt decreased approximately $3.2 million for the nine months ended September 30, 2006 primarily as a result of lower project debt balances, as compared to the nine months ended September 30, 2005.

General and Administrative Expenses.  General and Administrative expenses were $19.2 million for the nine months ended September 30, 2006, an increase of $4.5 million when compared to the same period in the prior year. This increase is due primarily to the allocation of costs for support services received from Covanta ARC Holdings, its parent company, which were not allocated in the same period of the prior year.

Pro Forma Reconciliations

MSW I

	Reported Nine		Pro Forma Nine
	Months Ended	Pro Forma	Months Ended
	September 30, 2005*	Adjustments	September 30, 2005
	(Unaudited, in thousands of dollars)

Operating Revenues
Waste and service revenues	$236,203	$1,860	$238,063
Electricity and steam sales	126,110	—	126,110

Total operating revenues	362,313	1,860	364,173
Operating Expenses
Plant operating expenses	153,413	3,137	156,550
Depreciation and amortization expense	85,769	1,823	87,592
Net interest expense on project debt	22,114	1,102	23,216
General and administrative expenses	43,707	(28,773)	14,934
Loss on asset retirements	25	—	25

Total operating expenses	305,028	(22,711)	282,317

Operating income	$57,285	$24,571	$81,856

*	Represents the combined period of June 25 through September 30, 2005 and January 1 through June 24, 2005.

MSW II

	Reported Nine		Pro Forma Nine
	Months Ended	Pro Forma	Months Ended
	September 30, 2005*	Adjustments	September 30, 2005
	(Unaudited, in thousands of dollars)

Operating Revenues
Waste and service revenues	$236,203	$1,860	$238,063
Electricity and steam sales	126,110	—	126,110

Total operating revenues	362,313	1,860	364,173
Operating Expenses
Plant operating expenses	153,413	3,137	156,550
Depreciation and amortization expense	85,769	1,823	87,592
Net interest expense on project debt	22,114	1,102	23,216
General and administrative expenses	43,562	(28,771)	14,791
Loss on asset retirements	25	—	25

Total operating expenses	304,883	(22,709)	282,174

Operating income	$57,430	$24,569	$81,999

*	Represents the combined period of June 25 through September 30, 2005 and January 1 through June 24, 2005.

Notes to Pro Forma Reconciliations

Pro Forma Assumptions

The unaudited pro forma condensed combined financial statements reflect the following assumptions:

•	Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of Covanta ARC Holdings’ capital stock on January 1, 2005 following the same terms as the Acquisition. As a result of this assumption, each of the respective assets and liabilities of MSW I and MSW II were assumed to be stated at their acquired fair value as of January 1, 2005.

Pro Forma Adjustments

The following is a summary of the pro forma adjustments made:

•	Waste and service revenues: To record additional revenues prior to June 25, 2005 as a result of conforming debt service revenue recognition to Covanta’s debt service revenue recognition policy, which policy has been implemented for the periods subsequent to June 25, 2005.

•	Plant operating expenses: To record as rent expense the net impact of the change in the fair value of the lease for the Delaware Valley facility as of January 1, 2005.

•	Depreciation and amortization expense: To reverse historical depreciation and amortization expense and record pro forma depreciation and amortization expense based on fair values assigned to property, plant and equipment, amortizable intangible assets and waste contract liabilities as part of the Acquisition.

•	General and administrative expenses: To reverse compensation and related expenses associated with the MSW I and MSW II executives in the periods prior to the Acquisition. Additionally, the expense associated with the MSW I and MSW II headquarters was removed. An estimated allocation of overhead expenses for certain Covanta key senior management, as well as building services was added.

•	Net interest expense on project debt: To reverse the prior amortization of the project debt and to record the impact of the fair value adjustment as a result of the Acquisition.

Liquidity and Capital Resources

MSW I and MSW II

As of September 30, 2006, the assets of MSW I and MSW II related primarily to their indirect membership interests in the ARC operating facilities. Covanta ARC and the ARC operating facilities have historically generated adequate funds from operations for working capital requirements, capital spending, debt repayments and dividend payouts. Accordingly, MSW I and MSW II’s performance and source of future liquidity will depend solely on cash distributions, if any, from Covanta ARC and the ARC operating facilities. MSW I and MSW II will need to continue to receive sufficient ongoing cash distributions from these entities in order to pay principal and interest on their respective senior notes, however such distributions are not assured. Interest only is payable throughout the term of their respective senior notes with principal and unpaid interest payable at maturity on September 1, 2010.

Sources and Uses of Cash for the Nine Months Ended September 30, 2006

A condensed statement of cash flows follows (unaudited, in thousands of dollars):

MSW I

	For the Nine	For the Period from	For the Period from
	Months Ended	June 25 through	January 1 through
	September 30, 2006	September 30, 2005	June 24, 2005
Net cash provided by (used in):
Operating Activities	$138,238	$56,949	$39,586
Investing Activities	(9,815)	(2,718)	(22,577)
Financing Activities	(131,085)	(35,850)	(81,783)

Net (decrease) increase in cash and cash equivalents	(2,662)	18,381	(64,774)
Cash and cash equivalents, beginning of period	48,895	21,536	86,310

Cash and cash equivalents, end of period	$46,233	$39,917	$21,536

Operating Activities

The net cash provided by operating activities was $138.2 million for the nine months ended September 30, 2006, compared to $96.5 million for the combined nine months ended September 30, 2005. The increase in net cash provided by operating activities was primarily attributable to higher earnings in the nine months ended September 30, 2006 compared to the prior year and a payment of $30.2 million made to Covanta ARC Holdings management in the nine months ended September 30, 2005, which did not recur in the current period.

Investing Activities

The net cash used in investing activities was $9.8 million for the nine months ended September 30, 2006, compared to $25.3 million for the combined nine months ended September 30, 2005. Capital expenditures were the primary use of cash from investing activities and were $10.1 million and $27.1 million for the nine months ended September 30, 2006 and the combined nine months ended September 30, 2005, respectively.

Financing Activities

The net cash used in financing activities was $131.1 million for the nine months ended September 30, 2006, compared to $117.6 million for the combined nine months ended September 30, 2005. Cash used in the current period primarily related to $31.8 million of repayments of project debt, a $22.4 million repayment of intermediate debt, distributions of $39.2 million to MSW I’s members, $40.4 million paid to holders of minority interests in consolidated subsidiary. This use of cash was partially offset by a net decrease of $2.7 million to restricted funds held in trust which was used to make project and intermediate debt payments. Cash used in the combined nine months ended September 30, 2005 primarily related to $42.1 million of repayments of project debt, a $10.3 million repayment of intermediate debt, distributions of $23.2 million to MSW I’s members, $41.0 million paid to holders of minority interests in consolidated subsidiary, and a net increase of $1.0 million to restricted funds held in trust which was funded to make project and intermediate debt payments.

Duke Agreement

Agreements dated June 30, 2003 between MSW I and Duke Capital Corporation (the “Duke Agreement”) and the related escrow agreement entered into as of the same date, have been terminated effective as of June 14, 2006. MSW I’s liability related to the Duke Agreement has been adjusted to recognize a reduction of an obligation of MSW I and the termination of the excess liability. See Note 4 — Intangible Assets and Goodwill of the Notes to Condensed Consolidated Financial Statements for the adjustment made to the purchase price allocation in connection with the termination of the Duke Agreement.

MSW II

	For the Nine	For the Period from	For the Period from
	Months Ended	June 25 through	January 1 through
	September 30, 2006	September 30, 2005	June 24, 2005
Net cash provided by (used in):
Operating Activities	$137,997	$59,618	$39,713
Investing Activities	(9,815)	(1,411)	(22,577)
Financing Activities	(130,775)	(39,832)	(81,920)

Net (decrease) increase in cash and cash equivalents	(2,593)	18,375	(64,784)
Cash and cash equivalents, beginning of period	48,844	21,563	86,347

Cash and cash equivalents, end of period	$46,251	$39,938	$21,563

Operating Activities

The net cash provided by operating activities was $138.0 million for the nine months ended September 30, 2006, compared to $99.3 million for the combined nine months ended September 30, 2005. The increase in net cash provided by operating activities was primarily attributable to higher earnings in the nine months ended September 30, 2006 compared to the prior year and a payment of $30.2 million made to Covanta ARC Holdings management in the nine months ended September 30, 2005, which did not recur in the current period.

Investing Activities

The net cash used in investing activities was $9.8 million for the nine months ended September 30, 2006, compared to $24.0 million for the combined nine months ended September 30, 2005. Capital expenditures were the primary use of cash from investing activities and were $10.1 million and $27.1 million for the nine months ended September 30, 2006 and the combined nine months ended September 30, 2005, respectively.

Financing Activities

The net cash used in financing activities was $130.8 million for the nine months ended September 30, 2006, compared to $121.8 million for the combined nine months ended September 30, 2005. Cash used in the current period primarily related to $31.8 million of repayments of project debt, $22.4 million of repayments for intermediate debt, distributions of $31.1 million to MSW II’s member, $40.4 million paid to holders of minority interests and a net increase of $5.1 million to restricted funds held in trust which was funded to make project and intermediate debt payments. Cash used in the combined nine months ended September 30, 2005 primarily related to $42.3 million of repayments of project debt, a $7.0 million repayment of intermediate debt, distributions of $30.7 million to MSW II’s member, $40.8 million paid to holders of minority interests, and a net increase of $1.0 million to restricted funds held in trust which was funded to make project and intermediate debt payments.

Debt Covenants

MSW I and MSW II

The indentures under which each of the MSW I and MSW II senior notes were issued contain certain restrictions which will, among other things, prevent MSW I and MSW II each from incurring additional indebtedness, making restricted payments, making investments, selling assets or merging with other companies, subject to certain exceptions. Each of the MSW I and MSW II senior notes are redeemable with the payment of certain stated make whole amounts before September 1, 2007 and, thereafter, at the face amount of such senior notes, plus accrued interest. Restricted payments are not permitted unless certain ratio covenants based on the proportionate ownership of Covanta Ref-Fuel have been met. As of September 30, 2006, MSW I and MSW II were in compliance with all of their respective debt covenants.

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

MSW I and MSW II

As of September 30, 2006, the management of each of MSW I and MSW II, with the participation of the Chief Executive Officer and Chief Financial Officer of each respective company, have reviewed and evaluated the effectiveness of their respective disclosure controls and procedures, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. The disclosure controls and procedures for MSW I and MSW II are designed to reasonably assure that information required to be disclosed in reports they file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of each respective company, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, management of each of MSW I and MSW II have concluded that the disclosure controls and procedures for each of MSW I and MSW II were effective as of September 30, 2006.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The item has been intentionally omitted as allowed under General Instruction H(2)(b) on Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The item has been intentionally omitted as allowed under General Instruction H(2)(b) on Form 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The item has been intentionally omitted as allowed under General Instruction H(2)(b) on Form 10-Q.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

12.1	MSW Energy Holdings LLC — Statement re Computation of Ratio of Earnings to Fixed Charges.
12.2	MSW Energy Holdings II LLC — Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings LLC.
31.2	15d-14(a) Certification of Mark A. Pytosh for MSW Energy Holdings LLC.
31.3	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co., Inc.
31.4	15d-14(a) Certification of Mark A. Pytosh for MSW Energy Finance Co., Inc.
31.5	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC.
31.6	15d-14(a) Certification of Mark A. Pytosh for MSW Energy Holdings II LLC.
31.7	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.
31.8	15d-14(a) Certification of Mark A. Pytosh for MSW Energy Finance Co. II, Inc.
32.1	Section 1350 Certification of Anthony J. Orlando and Mark A. Pytosh for MSW Energy Holdings LLC.
32.2	Section 1350 Certification of Anthony J. Orlando and Mark A. Pytosh for MSW Energy Finance Co., Inc.
32.3	Section 1350 Certification of Anthony J. Orlando and Mark A. Pytosh for MSW Energy Holdings II LLC.
32.4	Section 1350 Certification of Anthony J. Orlando and Mark A. Pytosh for MSW Energy Finance Co. II, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY HOLDINGS LLC

By:	/s/ Mark A. Pytosh
Mark A. Pytosh
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: October 30, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY FINANCE CO., INC.

By:	/s/ Mark A. Pytosh
Mark A. Pytosh
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: October 30, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY HOLDINGS II LLC

By:	/s/ Mark A. Pytosh
Mark A. Pytosh
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: October 30, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co. II, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY FINANCE CO. II, INC.

By:	/s/ Mark A. Pytosh
Mark A. Pytosh
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: October 30, 2006

EXHIBIT INDEX

Exhibit
Number	Description

12.1	MSW Energy Holdings LLC — Statement re Computation of Ratio of Earnings to Fixed Charges.
12.2	MSW Energy Holdings II LLC — Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings LLC.
31.2	15d-14(a) Certification of Mark A. Pytosh for MSW Energy Holdings LLC.
31.3	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co., Inc.
31.4	15d-14(a) Certification of Mark A. Pytosh for MSW Energy Finance Co., Inc.
31.5	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC.
31.6	15d-14(a) Certification of Mark A. Pytosh for MSW Energy Holdings II LLC.
31.7	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.
31.8	15d-14(a) Certification of Mark A. Pytosh for MSW Energy Finance Co. II, Inc.
32.1	Section 1350 Certification of Anthony J. Orlando and Mark A. Pytosh for MSW Energy Holdings LLC.
32.2	Section 1350 Certification of Anthony J. Orlando and Mark A. Pytosh for MSW Energy Finance Co., Inc.
32.3	Section 1350 Certification of Anthony J. Orlando and Mark A. Pytosh for MSW Energy Holdings II LLC.
32.4	Section 1350 Certification of Anthony J. Orlando and Mark A. Pytosh for MSW Energy Finance Co. II, Inc.